Form 10-Q
period 2019-03-31
LUXFER HOLDINGS PLC
filed 2019-05-01
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35370
Luxfer Holdings PLC
(Exact Name of Registrant as Specified in Its Charter)

England and Wales	98-1024030
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
Lumns Lane, Manchester, M27 8LN
Address of principal executive offices
Registrant’s telephone number, including area code: +44 (0) 161-300-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value £0.50 each	LXFR	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on March 31, 2019, was 27,196,450.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per-share data	2019	2018
Net sales	$120.4	$119.7
Cost of goods sold	(90.3)	(89.4)
Gross profit	30.1	30.3
Selling, general and administrative expenses	(16.4)	(15.2)
Research and development	(1.4)	(1.6)
Restructuring charges	(9.0)	(0.7)
Impairment charges	0.2	—
Acquisition related costs	(4.6)	—
Operating (loss) / income	(1.1)	12.8
Interest expense	(1.1)	(1.6)
Interest income	—	0.1
Defined benefit pension credit	0.6	1.4
(Loss) / income before income taxes and equity in net income of affiliates	(1.6)	12.7
Provision for income taxes	(2.1)	(3.0)
(Loss) / income before equity in net income of affiliates	(3.7)	9.7
Equity (loss) / income of affiliates (net of tax)	(0.1)	0.2
Net (loss) / income	$(3.8)	$9.9

(Loss) / earnings per share
Basic	$(0.14)	$0.37
Diluted(1)	$(0.14)	$0.37
Weighted average ordinary shares outstanding
Basic	27,032,677	26,512,765
Diluted	27,032,677	26,897,883

(1) The loss per share for 2019 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	First Quarter
In millions	2019	2018
Net (loss) / income	$(3.8)	$9.9

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	1.4	3.4
Pension and post-retirement actuarial gains / (losses), net of $0.1 and $0.4 tax, respectively	0.5	(3.9)
Cash flow hedges, net of $0.0 and $0.0 of tax, respectively	0.2	—
Other comprehensive income / (loss), net of tax	2.1	(0.5)

Total comprehensive (loss) / income	$(1.7)	$9.4

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
In millions, except share and per-share data	2019	2018
Current assets
Cash and cash equivalents	$14.2	$13.8
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $2.3 and $2.4, respectively	73.7	62.7
Inventories	97.9	93.6
Other current assets	10.4	10.7
Total current assets	$196.5	$181.1
Non-current assets
Property, plant and equipment, net	$107.8	$106.9
Right-of-use assets from operating leases	17.8	18.4
Goodwill	68.4	67.6
Intangibles, net	14.3	14.6
Deferred tax assets	17.4	18.6
Investments and loans to joint ventures and other affiliates	1.6	1.6
Total assets	$423.8	$408.8
Current liabilities
Current maturities of long-term debt and short-term borrowings	$7.6	$3.5
Accounts payable	37.0	36.9
Accrued liabilities	34.0	33.8
Taxes on income	2.9	1.6
Other current liabilities	20.7	15.4
Total current liabilities	$102.2	$91.2
Non-current liabilities
Long-term debt	$85.0	$73.6
Pensions and other retirement benefits	37.8	40.0
Deferred tax liabilities	3.2	3.5
Other non-current liabilities	15.8	16.2
Total liabilities	$244.0	$224.5
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2019 and 2018; issued and outstanding 29,000,000 shares for 2019 and 27,136,799 shares for 2018	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized 761,845,318,444; issued and outstanding 761,835,338,444 shares for 2019 and authorized 769,423,688,000; issued and outstanding 769,413,708,000 shares for 2018	149.9	149.9
Additional paid-in capital	65.9	65.6
Treasury shares	(4.3)	(4.3)
Own shares held by ESOP	(1.9)	(2.2)
Retained earnings	88.1	95.3
Accumulated other comprehensive loss	(144.5)	(146.6)
Total shareholders' equity	$179.8	$184.3
Total liabilities and shareholders' equity	$423.8	$408.8
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2019	2018
Operating activities
Net (loss) / income	$(3.8)	$9.9
Adjustments to reconcile net (loss) / income to net cash (used for) / provided by operating activities
Equity loss / (income) of unconsolidated affiliates	0.1	(0.2)
Depreciation	3.4	4.6
Amortization of purchased intangible assets	0.3	0.3
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	2.6	0.5
Deferred income taxes	0.8	0.8
Asset impairment charges	(0.2)	—
Pension and other post-retirement expense	0.7	0.3
Pension and other post-retirement contributions	(3.2)	(3.2)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(10.4)	(0.1)
Inventories	(3.6)	(11.2)
Other current assets	—	1.3
Accounts payable	(0.8)	6.7
Accrued liabilities	(1.7)	(2.8)
Other current liabilities	7.2	2.2
Other non-current assets and liabilities	0.7	(0.9)
Net cash (used for) / provided by operating activities	$(7.8)	$8.3
Investing activities
Capital expenditures	$(3.2)	$(1.3)
Investments in unconsolidated affiliates	—	0.6
Acquisitions, net of cash acquired	—	(0.5)
Net cash used for investing activities	$(3.2)	$(1.2)
Financing activities
Net drawdown / (repayments) of short-term borrowings	$4.2	$(4.2)
Net drawdown / (repayments) of long-term borrowings	11.3	(4.0)
Deferred consideration paid	(0.5)	—
Proceeds from sale of shares	1.4	—
Share-based compensation cash paid	(1.8)	(0.6)
Dividends paid	(3.4)	(3.4)
Net cash from / (used) for financing activities	$11.2	$(12.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Net increase / (decrease)	$0.4	$(5.2)
Cash, cash equivalents and restricted cash; beginning of year	14.1	13.3
Cash, cash equivalents and restricted cash; end of the First Quarter	14.5	8.1

Supplemental cash flow information:
Interest payments	$1.1	$1.4
Income tax payments	—	0.1
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2018	$25.3	$150.9	$62.1	(0.5)	$(5.8)	(0.1)	$(1.0)	$83.7	$(140.7)	$174.5
Net income	—	—	—	—	—	—	—	9.9	—	9.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Dividends declared	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Share-based compensation	—	—	(0.1)	—	—	—	—	—	—	(0.1)
Purchase of shares from ESOP	—	—	(0.1)	—	—	—	0.1	—	—	—
At March 31, 2018	$25.3	$150.9	$61.9	(0.5)	$(5.8)	(0.1)	$(0.9)	$86.9	$(141.2)	$177.1

At January 1, 2019	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net loss	—	—	—	—	—	—	—	(3.8)	—	(3.8)
Shares sold from ESOP	—	—	1.3	—	—	0.1	0.1	—	—	1.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	(0.8)	—	—	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.2)	—	—	0.1	0.2	—	—	—
At March 31, 2019	$26.6	$149.9	$65.9	(0.4)	$(4.3)	(1.4)	$(1.9)	$88.1	$(144.5)	$179.8
Ordinary share capital includes 29,000,000 shares in 2019, 27,136,799 shares in 2018, respectively.
Deferred share capital includes 761,835,338,444 shares in 2019, and 769,413,708,000 shares in 2018.
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Basis of Presentation and Responsibility for interim Financial Statements
We prepared the accompanying unaudited consolidated financial statements of Luxfer Holdings PLC and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements, except for the adoption for Accounting Standards Codification ("ASC") Topic 842, "Leases". We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter, 2019, ended March 31, 2019, and the First Quarter, 2018, ended April 1, 2018.
Adoption of new accounting standards
On January 1, 2019, we adopted ASC Topic 842, "Leases", and applied the modified retrospective approach to recognizing any right-of-use assets and lease liabilities. Upon adoption, we have recognized all of our leases greater than one-year in duration and greater than $5,000 fair value, on the balance sheet as right-of-use assets and lease liabilities. This has resulted in us restating the prior period comparatives and have recognized a right-of-use asset of $21.2 million at January 1, 2018, with a corresponding lease liability, split $3.1 million, recognized in Other current liabilities, and $18.1 million recognized in Other non-current liabilities. Classification as either operating or finance is based on criteria largely similar to those applied in ASC 840 but without explicit bright lines. We have made certain assumptions in judgments when applying ASC 842, those judgments of most significance are as follows:

•	We elected the package of practical expedients available for transition which allow us to not reassess:

◦	Whether expired or existing contracts contain leases under the new definition of a lease;

◦	Lease classification for expired or existing leases; and

◦	Whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	We did not elect to reassess whether land easements meet the definition of a lease if they were not accounted for as leases under the former rules.

•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less.

•
For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

1.    Basis of Presentation and Responsibility for interim Financial Statements (continued)
We determine if an arrangement is a lease at inception. Operating leases are included in our Consolidated Balance Sheet as Right-of-use assets from operating leases, Current operating lease liabilities and Long-term operating lease liabilities. Some of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use.
In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate. To estimate our specific incremental borrowing rates over various tenors (ranging from one-year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our publicly outstanding debt instruments.
The standard had no impact on our results of operations or cash flows. In addition, new disclosures are provided to enable users to assess the amount, timing and uncertainty of cash flows arising from leases.
Accounting standards issued but not yet effective
None that will be material to the Company.

2.    Earnings per share

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2019	2018
Basic earnings:
Net (loss) / income	$(3.8)	$9.9
Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,032,677	26,512,765
Dilutive effect of potential common stock	—	385,118
For diluted earnings per share	27,032,677	26,897,883
(Loss) / earnings per share using weighted average number of ordinary shares outstanding:
Basic (loss) / earnings per ordinary share	$(0.14)	$0.37
Diluted (loss) / earnings per ordinary share	$(0.14)	$0.37

In the first quarter of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss. As a result, 735,730 combined were not included in the computation of diluted EPS.

3.    Revenue
Disaggregated sales disclosures for the quarter ended March 31, 2019, and April 1, 2018, are included below and in Note 14, Segmental Information.

	First Quarter
	2019			2018
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$13.1	$30.6	$43.7	$13.0	$28.4	$41.4
Transportation	20.9	19.1	40.0	16.7	17.4	34.1
Defense and emergency	18.7	10.5	29.2	23.2	13.6	36.8
Healthcare	5.7	1.8	7.5	6.4	1.0	7.4
	$58.4	$62.0	$120.4	$59.3	$60.4	$119.7
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which sales are recognized over time. Sales from these sources combined accounted for less than 3% of the Company’s sales for the quarters ended March 31, 2019, and April 1, 2018. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	March 31, 2019	December 31, 2018
Contract receivables	$1.9	$1.5
Contract assets	2.0	2.1
Contract liabilities	(0.8)	(1.1)
Contract assets consist of $2.0 million accrued unbilled amounts relating to tooling revenue and are recognized in prepayments and accrued income in the consolidated balance sheets. Of the $2.1 million contract assets recognized as of December 31, 2018, $1.1 million was billed to customers and transferred to receivables as of March 31, 2019.
Contract liabilities of $0.8 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities. Significant changes in contract liabilities balances during the period are as follows:

In millions	2019
As at January 1,	$(1.1)
Payments received / amounts billed	(0.1)
Costs incurred / revenue recognized	0.4
As at March 31,	$(0.8)

4.    Restructuring
During the First Quarter of 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the First Quarter of 2019 were predominantly in relation to the continued consultation to close the Gas Cylinders segment's French site. There is an expectation that further costs will be incurred during 2019.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	First Quarter
In millions	2019	2018
Severance and related costs
Gas Cylinders segment	$8.9	$0.2
Elektron segment	0.1	0.5
Total restructuring charges	$9.0	$0.7

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2019
Balance at January 1,	$5.2
Costs incurred	9.0
Cash payments and other	(2.3)
Balance at March 31,	$11.9

5.    Acquisition related costs
Acquisition-related costs of $4.6 million in the First Quarter, 2019, (2018: nil) relate to a $3.5 million termination payment and our professional and legal fees incurred in connection with the aborted acquisition of Neo Performance Materials.

6.    Supplementary balance sheet information

	March 31,	December 31,
In millions	2019	2018
Accounts and other receivables
Trade receivables	$60.2	$49.8
Related parties	1.4	0.9
Prepayments and accrued income	7.9	7.7
Derivative financial instruments	0.3	0.1
Other receivables	3.9	4.2
Total accounts and other receivables	$73.7	$62.7
Inventories
Raw materials and supplies	$30.0	$30.5
Work-in-process	38.9	33.1
Finished goods	29.0	30.0
Total inventories	$97.9	$93.6
Other current assets
Held-for-sale assets	$10.4	$10.7
Total other current assets	$10.4	$10.7
Property, plant and equipment, net
Land, buildings and leasehold improvements	$73.2	$73.3
Machinery and equipment	287.8	286.0
Construction in progress	12.7	10.1
Total property plant and equipment	373.7	369.4
Accumulated depreciation and impairment	(265.9)	(262.5)
Total property, plant and equipment, net	$107.8	$106.9
Current maturities of long-term debt and short-term borrowings
Overdrafts	7.6	3.5
Total current maturities of long-term debt and short-term borrowings	$7.6	$3.5
Other current liabilities
Contingent liabilities	$12.3	$5.3
Held-for-sale liabilities	2.1	2.5
Derivative financial instruments	0.2	—
Operating lease liability	3.5	3.5
Other current liabilities	2.6	4.1
Total other current liabilities	$20.7	$15.4
Other non-current liabilities
Contingent liabilities	$1.0	$0.8
Operating lease liability	14.2	14.9
Other non-current liabilities	0.6	0.5
Total other non-current liabilities	$15.8	$16.2

6.    Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities

Held-for-sale assets	March 31,	December 31,
In millions	2019	2018
Property, plant and equipment	$5.7	$5.5
Inventory	2.3	2.9
Accounts and other receivables	2.4	2.3
Held-for-sale assets	$10.4	$10.7

Held-for-sale liabilities
Accounts payable	$2.1	$2.5
Held-for-sale liabilities	$2.1	$2.5
All held-for-sale assets relate to our Elektron Segment in 2019, and 2018, respectively.

7.     Goodwill and other identifiable intangible assets
Changes in goodwill during the First Quarter, ended March 31, 2019, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2019	$26.3	$41.3	$67.6
Exchange difference	0.5	0.3	0.8
Balance at March 31, 2019	$26.8	$41.6	$68.4

Identifiable intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(4.1)	$9.3	$13.4	$(3.8)	$9.6
Technology and trading related	7.9	(2.9)	5.0	7.9	(2.9)	5.0
	$21.3	$(7.0)	$14.3	$21.3	$(6.7)	$14.6

Identifiable intangible asset amortization expense was $0.3 million for the First Quarter of 2019 and 2018 respectively.
Intangible asset amortization expense during the remainder of 2019 and over the next five years is expected to be approximately $0.9 million in 2019, $1.1 million in 2020, $1.1 million in 2021, $1.1 million in 2022, $1.1 million in 2023 and $1.1 million in 2024.

8.    Debt

Debt outstanding was as follows:

In millions	March 31, 2019	December 31, 2018
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	11.3	—
Other - Bank overdraft	7.6	3.5
Unamortized debt issuance costs	(1.3)	(1.4)
Total debt	$92.6	$77.1
Less current portion	$(7.6)	$(3.5)
Non-current debt	$85.0	$73.6
The weighted-average interest rate on the revolving credit facility was 2.45% for the First Quarter of 2019 and 3.58% for the full-year 2018.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Loan Notes due 2021	$—	$—	$25.0	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	—	25.0	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	—	11.3	—	—	—	11.3
Other	7.6	—	—	—	—	—	—	7.6
Total debt	$7.6	$—	$25.0	$11.3	$25.0	$—	$25.0	$93.9
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 31, 2019.
The Loan Notes due 2021, 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the First Quarter of 2019, we drew down $11.3 million on the Revolving Credit Facility and the balance outstanding at March 31, 2019, was $11.3 million, and at December 31, 2018, was nil.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 31, 2019.

9.    Derivatives and Financial Instruments
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
Derivative financial instruments                                        We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices such as aluminum prices. We manage exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments such as foreign currency forward purchase contracts and aluminum forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. The Company had $0.3 million and $0.1 million derivative financial instruments disclosed within Accounts and other receivables as of March 31, 2019 and December 31, 2018, respectively. There were also $0.2 million and nil derivative financial instruments recorded in Other current liabilities at March 31, 2019, and December 31, 2018, respectively.
The fair value of forward foreign currency exchange contracts deferred in equity was a loss of $0.6 million and a loss of $0.4 million at March 31, 2019, and December 31, 2018, respectively. During the First Quarter of 2019, $0.2 million was transferred to the Income Statement.
Forward foreign currency exchange contracts                                    The Company incurs currency transaction risk whenever one of the Company's operating subsidiaries enters into either a purchase or sales transaction in a currency other than its functional currency. Currency transaction risk is reduced by matching sales and expenses in the same currency. The Company's U.S. operations have little currency exposure, as most purchases, costs and sales are conducted in U.S. dollars. The Company's U.K. operations are exposed to exchange transaction risks, mainly because these operations sell goods priced in euros and U.S. dollars, and purchase raw materials priced in U.S. dollars and its functional currency is GBP sterling. The Company also incurs currency transaction risk if it lends currency other than its functional currency to one of its joint venture partners.
At March 31, 2019, and December 31, 2018, the Company held various forward foreign currency exchange contracts designated as hedges in respect of forward sales for U.S. dollars, euros and Australian dollars for the receipt of GBP sterling or euros. The Company also held forward foreign currency exchange contracts designated as hedges in respect of forward purchases for U.S. dollars by the sale of GBP sterling. The contract totals in GBP sterling and euros, range of maturity dates and range of exchange rates are disclosed below, with the value denominated in GBP sterling given that is the currency the majority of the contracts are held in.

March 31, 2019
Sales hedges	U.S. dollars	Euros
Contract totals/£m	7.2	13.9
Maturity dates	04/19 to 07/19	04/19 to 07/19
Exchange rates	$1.3034 to $1.3419	€1.0949 to €1.1734

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	6.4	1.4	2.8
Maturity dates	04/19 to 07/19	04/19 to 07/19	04/19 to 05/19
Exchange rates	$1.3022 to $1.3380	€1.1074 to €1.1706	$1.7201 to $1.7691

December 31, 2018
Sales hedges	U.S. dollars	Euros
Contract totals/£m	4.8	7.2
Maturity dates	01/19 to 07/19	01/19 to 07/19
Exchange rates	$1.2519 to $1.3419	€1.0949 to €1.1702

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Czech koruna
Contract totals/£m	7.5	1.7	2.9	0.1
Maturity dates	01/19 to 07/19	01/19 to 06/19	01/19 to 03/19	01/19
Exchange rates	$1.2609 to $1.3380	€1.1074 to €1.1221	$1.7039 to $1.7416	CZK 28.4490

The above contracts are held in GBP sterling, therefore the analysis in the table has been given in GBP sterling to avoid any movements as a result of translation.

9.    Derivatives and Financial Instruments (continued)
Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instrument:
Cash at bank and in hand / overdrafts                                        The carrying value approximates to the fair value as a result of the short-term maturity of the instruments. Cash at bank and in hand are subject to a right to offset in the U.S.
Bank loans                                                    Bank and other loans, excluding overdrafts, of $86.3 million were outstanding at March 31, 2019, and $75.0 million were outstanding at December 31, 2018. Bank and other loans are shown net of issue costs of $1.3 million and $1.4 million at March 31, 2019, and December 31, 2018, respectively, and are to be amortized to the expected maturity of the facilities. Of the bank and other loans outstanding, $11.3 million and none is variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt, at March 31, 2019, and December 31, 2018, respectively.
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
Deferred contingent consideration
The deferred contingent consideration is in relation to the acquisition of Truetech and Innotech (Luxfer Magtech) in 2014 and is linked to the future profitability of the entity.
The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:
Level 1: quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly.
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at March 31, 2019, were analyzed using the hierarchy as follows:

In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.3	$—	$0.3	$—
Derivative financial liabilities:
Foreign currency contract liabilities	(0.2)	—	(0.2)	—
Interest bearing loans and borrowings:
Loan Notes due 2021	(25.0)	—	(25.0)	—
Loan Notes due 2023	(25.9)	—	(25.9)	—
Loan Notes due 2026	(26.5)	—	(26.5)	—
Revolving Credit Facility	(11.3)	—	(11.3)	—
Other financial liabilities:
Deferred contingent consideration	(0.4)	—	—	(0.4)

9.    Derivatives and Financial Instruments (continued)
The following table presents the changes in Level 3 instruments for the First Quarter ended March 31, 2019.

In millions	2019
Balance at January 1,	$0.9
Payments made during year	(0.5)
Balance at March 31,	$0.4
Total losses for the period included in profit and loss for assets held at the end at March 31	—
Change in unrealized (gains) or losses for the period included in profit and loss for assets held at the end at March 31,	$—

10.    Income Taxes
We manage our affairs so that we are centrally managed and controlled in the United Kingdom (“U.K.”) and therefore have our tax residency in the U.K. The provision for income taxes consists of provisions for the U.K. and international income taxes. We operate in an international environment with operations in various locations outside the U.K. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the First Quarter ended March 31, 2019, was negative 131%, compared to 23.6% for the First Quarter ended April 1, 2018. The 2019 rate was adversely affected by the impact of non-deductible expenses related to the aborted acquisition of Neo Performance Materials and restructuring activities. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For 2018, the Company considered in its estimated annual effective tax rate additional provisions of the Act including changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax, and a deduction for foreign-derived intangible income. The Company has elected to treat tax on GILTI income as a period cost and has therefore included it in its annual estimated effective tax rate.

11.     Pension Plans
The principal defined benefit pension plan in the U.K. is the Luxfer Group Pension Plan. The Company’s other arrangements are less significant than the Luxfer Group Pension Plan, the largest being the BA Holdings, Inc. Pension Plan in the U.S.
Components of net periodic benefit cost for our pension plans for the First Quarter ended March 31, 2019, and 2018 were as follows:

	First Quarter
In millions	2019	2018
Net periodic benefit credit
Interest cost	$2.7	$2.7
Expected return on plan assets	(3.8)	(4.4)
Amortization of:
Net actuarial loss	0.7	0.6
Prior service credit	(0.1)	(0.1)
Net periodic benefit credit	$(0.5)	$(1.2)
In respect of defined contribution plans
Total charge for defined contribution plans	1.2	1.5
Total charge for pension plans	$0.7	$0.3

11.     Pension Plans (continued)
In accordance with ASC 715, defined benefit credit is split in the income statement, with $0.1 million (2018: $0.2 million) of expenses recognized within Selling, general and administrative expenses and a credit of $0.6 million (2018: $1.4 million) recognized below Operating (loss) / income in the income statement.

12.    Share Plans

Total share-based compensation expense for the quarters ended March 31, 2019, and April 1, 2018, was as follows:

	First Quarter
In millions	2019	2018
Total share-based compensation charges	$2.6	$0.5
In March 2019, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 200,000 and the weighted-average fair value of options granted in 2019 was estimated to be $17.70 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2019 and the year-ended December 31, 2018,:

	2019	2018
Dividend yield (%)	4.00	4.00
Expected volatility range (%)	22.65 - 35.77	22.65 - 35.77
Risk-free interest rate (%)	0.12 - 2.57	0.12 - 2.57
Expected life of share options range (years)	1.00 - 4.00	0.50 - 6.00
Weighted average exercise price ($)	$0.89	$0.65
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
(a) Dividends paid and proposed

In millions	2019	2018
Dividends declared and paid during the year:
Interim dividend paid February 7, 2018 ($0.125 per ordinary share)	$—	$3.4
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

In millions	2019	2018
Dividends declared before and paid after April 1, (recognized as a liability at April 1):
Interim dividend declared March 27, and paid May 2, 2018: ($0.125 per ordinary share)	$—	$3.3
	$—	$3.3
Dividends declared and paid after March 31 (not recognized as a liability at March 31):
Interim dividend declared April 1, and paid May 1, 2019: ($0.125 per ordinary share)	$3.4	$—
	$3.4	$—

14.    Segmental Information
We classify our operations into two core business segments, Gas Cylinders and Elektron, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has six identified business units, which aggregate into the two reportable segments. Luxfer Gas Cylinders and Luxfer Superform aggregate into the Gas Cylinders segment, and Luxfer MEL Technologies, Luxfer Magtech, Luxfer Graphic Arts and Luxfer Czech Republic aggregate into the Elektron segment. A summary of the operations of the segments is provided below:
Gas Cylinders segment
Our Gas Cylinders segment manufactures and markets specialized products using aluminum, titanium and carbon composites, including pressurized cylinders for use in various applications including self-contained breathing apparatus (SCBA) for firefighters, containment of oxygen and other medical gases for healthcare, alternative fuel vehicles, and general industrial. The segment also forms lightweight aluminum and titanium panels into highly complex shapes that are used mainly in the transportation industry.
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
Other
Other primarily represents unallocated corporate expense and includes non-service related defined benefit pension cost / credit.
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(1) and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share-based compensation expense; qualifying restructuring charges; impairment charges; legal expenses incurred from patent litigation with a competitor; profit on sale of redundant site; acquisition-related charges / credits; loss on disposal of property, plant and equipment; depreciation and amortization; and unwind of discount on deferred consideration.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the First Quarter ended March 31, 2019, and April 1, 2018, is included in the following summary:

	Net sales		Adjusted EBITDA
In millions	2019	2018	2019	2018
Gas Cylinders segment	$58.4	$59.3	$4.5	$6.0
Elektron segment	62.0	60.4	14.0	13.2
Consolidated	$120.4	$119.7	$18.5	$19.2

	Depreciation and amortization		Restructuring charges
In millions	2019	2018	2019	2018
Gas Cylinders segment	$1.4	$1.9	$8.9	$0.2
Elektron segment	2.3	3.0	0.1	0.5
Consolidated	$3.7	$4.9	$9.0	$0.7
(1) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

14.    Segmental Information (continued)

	Total assets		Capital expenditures
In millions	2019	2018	2019	2018
Gas Cylinders segment	$162.3	$156.3	$1.1	$0.4
Elektron segment	227.1	218.2	2.6	1.0
Other	34.4	34.3	—	—
	$423.8	$408.8	$3.7	$1.4

	Property, plant and equipment, net
In millions	2019	2018
United States	$65.1	$66.1
United Kingdom	37.8	36.0
Rest of Europe	1.0	1.1
Asia Pacific	0.3	0.3
Other (2)	3.6	3.4
	$107.8	$106.9
The following table presents a reconciliation of Adjusted EBITDA to net income:

In millions	2019	2018
Adjusted EBITDA	$18.5	$19.2
Other share-based compensation charges	(2.6)	(0.5)
Loss on disposal of property, plant and equipment	—	—
Depreciation and amortization	(3.7)	(4.9)
Unwind discount on deferred consideration	—	(0.1)
Restructuring charges	(9.0)	(0.7)
Fair value adjustment to held-for-sale assets	0.2	—
Acquisition costs	(4.6)	—
Defined benefits pension mark-to-market gain	0.6	1.4
Interest expense, net	(1.1)	(1.5)
Provision for income taxes	(2.1)	(3.0)
Net income	$(3.8)	$9.9

14.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the First Quarter ended March 31,:

	Net Sales(1)
	2019		2018
	$M	Percent	$M	Percent
United States	$61.4	51.0%	$62.3	52.0%
U.K.	11.5	9.6%	11.6	9.7%
Germany	8.2	6.8%	11.4	9.5%
Italy	6.5	5.4%	5.3	4.4%
France	5.2	4.3%	4.9	4.1%
Top five countries	$92.8	77.1%	$95.5	79.8%
Rest of Europe	11.8	9.8%	7.6	6.3%
Asia Pacific	11.6	9.6%	10.6	8.9%
Other (2)	4.2	3.5%	6.0	5.0%
	$120.4		$119.7

(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Leases
We have operating leases for buildings, vehicles and certain equipment. The majority of our leases have remaining lease terms of one to nine years, with one building having 54 years remaining.
The components of lease expense were as follows:

	First Quarter
In millions	2019	2018
Operating lease cost	$1.1	$0.9
None of our leases were classified as finance leases in 2019 or 2018.
Supplemental cash flow information related to leases was as follows:

	First Quarter
In millions	2019	2018
Operating cash flows from operating leases	$1.1	$0.9
Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
In millions	2019	2018
Operating leases
Operating lease right-of-use asset	$17.8	$18.4

Other current liabilities	3.5	3.5
Other non-current liabilities	14.2	14.9
	$17.7	$18.4

Weighted Average Remaining Lease Term (Years)	3.7	3.7
Weighted Average Discount Rate	4.46%	4.46%

15.     Leases (continued)
Maturities of lease liabilities were as follows:

In millions	2019
2019 (excluding the first quarter of 2019)	$3.2
2020	4
2021	3.2
2022	2.1
2023	1.5
2024	1.2
Thereafter	10.0
Total lease payments	$25.2
Less imputed interest	(7.5)
Total	$17.7

16.     Commitments and Contingencies
Committed banking facilities
At March 31, 2019, and December 31, 2018, the Company had committed banking facilities of $150.0 million. The facilities were for providing loans and overdrafts, with a separate facility for letters of credit which at March 31, 2019, was £7.0 million ($9.1 million) and December 31, 2018, was £7.0 million ($8.9 million). Of the committed facilities, $7.6 million was drawn for overdrafts, no loans were drawn and no letters of credit were utilized at March 31, 2019, $3.5 million, nil and nil at December 31, 2018. The Company also has a separate bonding facility for bank guarantees denominated in GBP sterling of £3.0 million (2019: $3.9 million, 2018: $3.8 million), of which $1.0 million ($1.4 million) was utilized at March 31, 2019, and December 31, 2018, respectively.
Contingencies
During February 2014, a cylinder was sold to a long-term customer and ruptured at one of their gas facilities. As a result of this rupture, three people were noted to have minor injuries such as loss of hearing. There was no major damage to assets of the customer. A claim was launched by the three people who were injured in the incident and a prosecutor has been appointed. We had reviewed our quality control checks from around the time which the cylinder was produced and no instances of failures were noted. It has also been noted by the investigator that the customer has poor quality and safety checks. As a result, we do not believe that we are liable for the incident, and therefore, do not currently expect this case to have a material impact on the Company's financial position or results of operations.
17. Subsequent Events
None.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
Information regarding forward-looking statements
This Interim Report on Form 10-Q contains certain statements, statistics and projections that are, or may be, forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. The accuracy and completeness of all such statements, including, without limitation, statements regarding our future financial position, strategy, plans and objectives for the management of future operations, is not warranted or guaranteed. These statements typically contain words such as "believes," "intends," "expects," "anticipates," "estimates," "may," "will," "should" and words of similar import. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on circumstances that will occur in the future. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in such statements are reasonable, no assurance can be given that such expectations will prove to be correct. There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, factors identified in "Business," "Risk factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or elsewhere in this Interim Report, as well as:

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
Please read the sections "Business," "Risk factors," included within the 2018 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

About Luxfer
Luxfer is a global manufacturer of highly-engineered industrial materials, which focuses on value creation by using its broad array of technical knowhow and proprietary technologies. Luxfer's high-performance products are used in defense and emergency response, healthcare, transportation, and general industrial settings. For more information, visit www.luxfer.com.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the First Quarter, 2019, and will likely impact our results in the future:

•
We continued along our transformation journey and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure. We expect that these actions will contribute to further margin growth in 2019.

•	We saw growth and profit margin expansion in both the Elektron and Gas Cylinders Segments.

•	We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to mitigate this inflation.
In 2019, our operating objectives and trends we expect to impact our business include the following:

•	We have converted from foreign private issuer status to domestic issuer status, which requires us to comply with the U.S. SEC domestic reporting regime from January 1, 2019.

•	Improvement of the Gas Cylinder Segment with a project to consolidate the French operation into the U.K. and U.S to reduce fixed costs and safeguard competitiveness.

•	Focusing on developing global talent and implementing a high-performance culture.

•	Productivity acceleration and growth recovery as we move towards a lean manufacturing process and focused and faster product innovation.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the First Quarter of 2019 and 2018 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2019	2018	2019 v 2018
Net sales	$120.4	$119.7	0.6%
Cost of goods sold	(90.3)	(89.4)	1.0%
Gross profit	30.1	30.3	(0.7)%
% of net sales	25.0%	25.3%	(0.3)
Selling, general and administrative expenses	(16.4)	(15.2)	7.9%
% of net sales	13.6%	12.7%	0.9
Research and development	(1.4)	(1.6)	(12.5)%
% of net sales	1.2%	1.3%	(0.1)
Restructuring charges	(9.0)	(0.7)	1,185.7%
% of net sales	7.5%	0.6%	6.9
Impairment charges	0.2	—	n/a
% of net sales	(0.2)%	—%	(0.2)
Acquisition related (costs) / credits	(4.6)	—	n/a
% of net sales	3.8%	—%	3.8
Operating (loss) / income	(1.1)	12.8	n/a
% of net sales	(0.9)%	10.7%	(11.6)
Net interest expense	(1.1)	(1.5)	(26.7)%
% of net sales	0.9%	1.3%	(0.4)
Defined benefit pension credit	0.6	1.4	(57.1)%
% of net sales	0.5%	1.2%	(0.7)
(Loss) / income before income taxes and equity in net income of affiliates	(1.6)	12.7	n/a
% of net sales	(1.3)%	10.6%	(11.9)
Provision for income taxes	(2.1)	(3.0)	(30.0)%
Effective tax rate	(131.3)%	23.6%	(154.9)
(Loss) / income before equity in net income of affiliates	(3.7)	9.7	n/a
% of net sales	(3.1)%	8.1%	(11.2)
Equity in (loss) / income of unconsolidated affiliates (net of tax)	(0.1)	0.2	n/a
% of net sales	(0.1)%	0.2%	(0.3)
Net (loss) / income	$(3.8)	$9.9	n/a
% of net sales	(3.2)%	8.3%	(11.5)

Net sales
The 0.6% increase in consolidated net sales in 2019 from 2018 was primarily the result of:

•	Increased sales of zirconium-based industrial and automotive catalysis materials;

•	Continued recovery in sales of alternative fuel (AF) cylinders;
These increases were partially offset by:

•	$4.4 million negative impact from FX;

•	Lower sales following significant hurricane-related disaster relief sales in the prior year;

•	Lower sales of SCBA cylinders; and

•	Lower sales of graphic arts products due to productivity challenges following plant consolidation.

Gross profit
The 0.3 percentage point decrease in gross profit as a percentage of sales in 2019 from 2018 was primarily the result of:

•	Adverse mix impact of lower Luxfer Magtech disaster relief product sales in the current quarter; and

•	Productivity challenges at Luxfer Gas Cylinders France, following the announcement in Q4 2018 that we were in consultation to close the facility.
These adverse factors were partially offset by improvements due to:

•	Favorable mix impact of higher sales of zirconium catalysis materials; and

•	Continued production-based cost savings.

Selling, general and administrative expenses ("SG&A")
The 0.9 percentage point increase in SG&A costs as a percentage of sales in 2019 from 2018 was primarily the result of higher share-based compensation charges and higher integration costs associated with the Graphic Arts plant consolidation exercise, following the closure of the Findlay, OH site in Q4 2018.

Research and development costs
Research and development cost as a percentage of sales was relatively flat with a 0.1 percentage point decrease in 2019 relative to 2018.

Restructuring charges
The $9.0 million restructuring charge in 2019 was predominantly, ($8.9 million), the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, asset write-downs and associated legal and professional fees.
The $0.7 million restructuring charge in 2018 was the result of:

•	$0.2 million in relation to termination costs within the Gas Cylinders segment;

•	$0.4 million of termination costs and a property impairment charge related to the rationalization of Elektron's Graphic Arts operations; and

•	$0.1 million related to a previously announced plant closure affecting Elektron's Magtech business unit.

Impairment charges
The impairment credit of $0.2 million in 2019 reflects a fair value adjustment to the held-for-sale assets in the Elektron segment.

Acquisition-related costs
Acquisition-related costs of $4.6 million in 2019 relate to a $3.5 million termination payment and our professional and legal fees incurred in connection with the aborted acquisition of Neo Performance Materials.

Net interest expense
The 26.7% reduction in net interest expense in 2019 from 2018 was due to the reduction in the average debt balance in 2019 resulting in lower interest costs, following the repayment of $15.0 million private placement debt when due, in June 2018.

Defined benefit pension credit
The $0.8 million decrease in defined benefit pension credit to $0.6 million in 2019 from $1.4 million in 2018 is primarily due to lower projected asset returns in 2019.

Provision for income taxes
The movement in the statutory effective tax rate from 23.6% in 2018, to negative 131.3% in 2019, was primarily due to non-deductible expenses related to the aborted acquisition and restructuring activities. When stripping out the affect of these expenses, our adjusted effective tax rate has fallen from 23.7% in 2018, to 20.0% in 2019.

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

	First Quarter
In millions except per share data	2019	2018
Net (loss) / income	$(3.8)	$9.9
Accounting charges relating to acquisitions and disposals of businesses:
Unwind of discount on deferred consideration	—	0.1
Amortization on acquired intangibles	0.3	0.3
Acquisitions and disposals	4.6	—
Defined benefit pension credit	(0.6)	(1.4)
Restructuring charges	9.0	0.7
Impairment charges	(0.2)	—
Share-based compensation charges	2.6	0.5
Income tax on adjusted items	(0.7)	(0.1)
Adjusted net income	$11.2	$10.0

Adjusted earnings per ordinary share
Diluted (loss) / earnings per ordinary share	$(0.14)	$0.37
Impact of adjusted items	0.54	—
Adjusted diluted earnings per ordinary share(1)	$0.40	$0.37
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions	2019	2018
Adjusted net income	$11.2	$10.0
Add back:
Income tax on adjusted items	0.7	0.1
Provision for income taxes	2.1	3.0
Net finance costs	1.1	1.5
Adjusted EBITA	$15.1	$14.6
Depreciation	3.4	4.6
Adjusted EBITDA	$18.5	$19.2

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	First Quarter
In millions	2019	2018
Adjusted net income	$11.2	$10.0
Add back:
Income tax on adjusted items	0.7	0.1
Provision for income taxes	2.1	3.0
Adjusted income before income taxes	$14.0	$13.1
Adjusted provision for income taxes	2.8	3.1
Adjusted effective tax rate	20.0%	23.7%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for qualifying restructuring charges; impairment charges; legal expenses incurred from patent litigation with a competitor; profit on sale of redundant site acquisition-related charges / credits; loss on disposal of property, plant and equipment; depreciation and amortization; share based compensation expense; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 14 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2019	2018	2019 v 2018
Net sales	$58.4	$59.3	(1.5)%
Adjusted EBITDA	4.5	6.0	(25.0)%
% of net sales	7.7%	10.1%	(2.4)
Net sales
The 1.5% decrease in Gas Cylinders sales in 2019 from 2018 was primarily the result of:

•	Decreased sales of SCBA cylinders

•	Decreased sales of aluminum cylinders

•	These decreases were partially offset by increased sales of AF cylinders.

•	Superform sales were flat.

Adjusted EBITDA
The 2.4 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2019 from 2018 was primarily the result of productivity challenges at Luxfer Gas Cylinders France (as explained above).

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2019	2018	2019 v 2018
Net sales	$62.0	$60.4	2.6%
Adjusted EBITDA	14.0	13.2	6.1%
% of net sales	22.6%	21.9%	0.7
Net sales
The 2.6% increase in Elektron sales in 2019 from 2018 was primarily the result of increased sales of zirconium-based industrial and automotive catalysts.
These increases were partially offset by:
•Decreased shipments of magnesium-based disaster-relief products; and
•Lower sales of graphic arts products.

Adjusted EBITDA
The 0.7 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	Improved product mix driven primarily by growth of zirconium-based catalysis sales, but partially offset by decline in Luxfer Magtech disaster relief sales;

•	Continued reduction in operational costs as part of our transformation plan, but partially offset by productivity challenges in Luxfer Graphic Arts due to plant consolidation.

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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 31, 2019.
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
Cash Flows
Operating activities
Cash used in operating activities was $7.8 million in 2019. It was primarily related to net loss from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment credit, pension contributions and net changes to assets and liabilities.
Cash provided by operating activities was $8.3 million in 2018. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used by investing activities was $3.2 million in 2019, compared to net cash used for investing activities of $1.2 million in 2018. The movement was primarily due to an increase in capital expenditures which were $3.2 million and $1.3 million, in 2019, and 2018, respectively. We anticipate capital expenditures for fiscal 2019 to be approximately $20 million.
Financing activities
In 2019, net cash provided from financing activities was $11.2 million (2018: $12.2 million outflow). We made net drawdowns on our banking facilities of $15.5 million (2018: $8.2 million repayment) and dividend payments of $3.4 million (2018: $3.4 million), equating to $0.125 per ordinary share. We also received $1.4 million (2018: nil) in relation to proceeds from sales of shares.
Capital Resources
Dividends
We paid dividends in 2019 of $3.4 million (2018: $3.4 million), or $0.50 per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2021	$25.0	$—	$25.0	$—	$—
Loan Notes due 2023	25.0	—	—	25.0	—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving credit facility	11.3	—	—	11.3	—
Deferred contingent consideration	0.5	—	0.5	—	—
Obligations under operating leases	25.2	4.2	8.7	4.8	7.5
Capital commitments	2.5	2.5	—	—	—
Interest payments	16.5	3.4	6.3	4.0	2.8
Total contractual cash obligations	$131.0	$10.1	$40.5	$45.1	$35.3

Off-balance sheet measures
At March 31, 2019, we had no off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. In addition to those disclosed, there is a critical accounting policy in relation to Leases, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the quarter ended March 31, 2019. For additional information, refer to Item 7A of our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2019, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K, except that the U.K.'s exit ('Brexit') from the European Union (E.U.) has been further deferred by the E.U. until October 31, 2019, with the possibility of an earlier exit should that be approved by the U.K. parliament. However, the risk factors under the caption "Our global operations expose us to economic conditions, potential tax costs, political risks and specific regulations in the countries in which we operate" previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K relating to Brexit, remain applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 6.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The Financial Statements listed in the Index to Financial Statements in Item 1 are filed as part of this Quarterly Report on Form 10-Q.
(a)(2) Financial Statement Schedules
N/A
(a)(3) Exhibits

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

101
The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
May 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/Alok Maskara	Chief Executive Officer (Principal Executive Officer) and Director	May 1, 2019
Alok Maskara

/s/Heather Harding	Chief Financial Officer (Principal Financial Officer)	May 1, 2019
Heather Harding

/s/Stephen M.D. Webster	Corporate Controller (Principal Accounting Officer)	May 1, 2019
Stephen M.D. Webster

/s/Joseph A. Bonn	Chairman of the Board and Director	May 1, 2019
Joseph A. Bonn

/s/David F. Landless	Director	May 1, 2019
David F. Landless

/s/Clive J. Snowdon	Director	May 1, 2019
Clive J. Snowdon

/s/Adam Cohn	Director	May 1, 2019
Adam Cohn

/s/Richard J. Hipple	Director	May 1, 2019
Richard J. Hipple

/s/Allisha Elliott	Director	May 1, 2019
Allisha Elliott