Form 10-Q
period 2019-06-30
LUXFER HOLDINGS PLC
filed 2019-07-31
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 30, 2019, was 26,125,773.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2019	2018	2019	2018
Net sales	$116.5	$128.2	$236.9	$247.9
Cost of goods sold	(85.5)	(94.6)	(175.8)	(184.0)
Gross profit	31.0	33.6	61.1	63.9
Selling, general and administrative expenses	(14.4)	(16.8)	(30.8)	(32.0)
Research and development	(1.6)	(1.9)	(3.0)	(3.5)
Restructuring charges	(12.7)	(0.3)	(21.7)	(1.0)
Impairment charges	—	—	0.2	—
Acquisition and disposal related gains / (costs)	2.9	—	(1.7)	—
Operating income	5.2	14.6	4.1	27.4
Interest expense	(1.1)	(1.1)	(2.2)	(2.7)
Interest income	—	0.1	—	0.2
Defined benefit pension credit	0.5	1.2	1.1	2.6
Income before income taxes and equity in net income of affiliates	4.6	14.8	3.0	27.5
Provision for income taxes	(1.4)	(3.4)	(3.5)	(6.4)
Income / (loss) before equity in net income of affiliates	3.2	11.4	(0.5)	21.1
Equity income of affiliates (net of tax)	0.3	—	0.2	0.2
Net income / (loss)	$3.5	$11.4	$(0.3)	$21.3

Earnings / (loss) per share
Basic	$0.13	$0.43	$(0.01)	$0.80
Diluted(1)	$0.13	$0.41	$(0.01)	$0.78
Weighted average ordinary shares outstanding
Basic	27,302,174	26,558,883	27,168,170	26,535,824
Diluted	27,889,909	27,584,515	27,168,170	27,396,557

(1) The loss per share for 2019 year-to-date has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)(UNAUDITED)

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Net income / (loss)	$3.5	$11.4	$(0.3)	$21.3

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(3.6)	(6.2)	(2.2)	(2.8)
Pension and post-retirement actuarial gains, net of $0.1, $3.1, $0.2 and $2.7 tax, respectively	0.3	11.5	0.8	7.6
Cash flow hedges, net of $0.0 tax	(0.2)	—	—	—
Other comprehensive (loss) / income, net of tax	(3.5)	5.3	(1.4)	4.8

Total comprehensive income / (loss)	$—	$16.7	$(1.7)	$26.1

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
In millions, except share and per-share data	2019	2018
Current assets
Cash and cash equivalents	$20.4	$13.8
Restricted cash	0.2	0.3
Accounts and other receivables, net of allowances of $1.6 and $2.4, respectively	67.9	62.7
Inventories	98.7	93.6
Other current assets	5.7	10.7
Total current assets	$192.9	$181.1
Non-current assets
Property, plant and equipment, net	$102.3	$106.9
Right-of-use assets from operating leases	16.4	18.4
Goodwill	67.4	67.6
Intangibles, net	13.9	14.6
Deferred tax assets	17.3	18.6
Investments and loans to joint ventures and other affiliates	1.9	1.6
Total assets	$412.1	$408.8
Current liabilities
Current maturities of long-term debt and short-term borrowings	$7.2	$3.5
Accounts payable	36.3	36.9
Accrued liabilities	23.7	33.8
Taxes on income	0.8	1.6
Other current liabilities	14.0	15.4
Total current liabilities	$82.0	$91.2
Non-current liabilities
Long-term debt	$102.0	$73.6
Pensions and other retirement benefits	32.5	40.0
Deferred tax liabilities	3.2	3.5
Other non-current liabilities	14.4	16.2
Total liabilities	$234.1	$224.5
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2019 and 2018; issued and outstanding 29,000,000 shares for 2019 and 27,136,799 shares for 2018	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized 761,845,318,444; issued and outstanding 761,835,338,444 shares for 2019 and authorized 769,423,688,000; issued and outstanding 769,413,708,000 shares for 2018	149.9	149.9
Additional paid-in capital	67.3	65.6
Treasury shares	(4.3)	(4.3)
Own shares held by ESOP	(1.7)	(2.2)
Retained earnings	88.2	95.3
Accumulated other comprehensive loss	(148.0)	(146.6)
Total shareholders' equity	$178.0	$184.3
Total liabilities and shareholders' equity	$412.1	$408.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2019	2018
Operating activities
Net (loss) / income	$(0.3)	$21.3
Adjustments to reconcile net (loss) / income to net cash (used for) / provided by operating activities
Equity income of unconsolidated affiliates	(0.2)	(0.2)
Depreciation	7.1	9.2
Amortization of purchased intangible assets	0.6	0.6
Amortization of debt issuance costs	0.2	0.3
Share-based compensation charges	3.4	1.9
Deferred income taxes	1.2	5.1
Gain on disposal of business	(2.9)	—
Asset impairment charges	4.8	—
Pension and other post-retirement expense / (credit)	1.5	(2.1)
Pension and other post-retirement contributions	(6.0)	(6.9)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(4.8)	(3.6)
Inventories	(5.9)	(15.6)
Other current assets	(1.3)	1.2
Accounts payable	(1.0)	5.0
Accrued liabilities	(10.8)	4.4
Other current liabilities	0.7	1.2
Other non-current assets and liabilities	(1.9)	(0.4)
Net cash (used for) / provided by operating activities	$(15.6)	$21.4
Investing activities
Capital expenditures	$(7.1)	$(3.9)
Proceeds from sale of property, plant and equipment	1.2	—
Proceeds from sale of businesses	4.6	—
Investments in unconsolidated affiliates	—	0.8
Acquisitions, net of cash acquired	—	(0.5)
Net cash used for investing activities	$(1.3)	$(3.6)
Financing activities
Net drawdown / (repayments) of short-term borrowings	$3.8	$(19.2)
Net drawdown of long-term borrowings	28.2	5.0
Deferred consideration paid	(0.5)	—
Proceeds from sale of shares	3.3	—
Share-based compensation cash paid	(4.5)	(4.7)
Dividends paid	(6.8)	(6.7)
Net cash from / (used) for financing activities	$23.5	$(25.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase / (decrease)	$6.5	$(8.1)
Cash, cash equivalents and restricted cash; beginning of year	14.1	13.3
Cash, cash equivalents and restricted cash; end of the Second Quarter	20.6	5.2

Supplemental cash flow information:
Interest payments	$2.3	$2.7
Income tax payments	5.0	1.7
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2019	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net loss	—	—	—	—	—	—	—	(3.8)	—	(3.8)
Shares sold from ESOP	—	—	1.3	—	—	0.1	0.1	—	—	1.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation charges	—	—	2.3	—	—	—	—	—	—	2.3
Utilization of shares from ESOP to satisfy share based compensation	—	—	(3.3)	—	—	0.1	0.2	—	—	(3.1)
At March 31, 2019	$26.6	$149.9	$65.9	(0.4)	$(4.3)	(1.4)	$(1.9)	$88.1	$(144.5)	$179.8
Net income	—	—	—	—	—	—	—	3.5	—	3.5
Shares sold from ESOP	—	—	1.8	—	—	0.1	0.1	—	—	1.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation charges	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	$—	$—	$(1.2)	—	—	0.1	0.1	—	—	(1.1)
At June 30, 2019	$26.6	$149.9	$67.3	(0.4)	$(4.3)	(1.2)	$(1.7)	$88.2	$(148.0)	$178.0

Ordinary share capital includes 29,000,000 shares in the first and second quarter of 2019, respectively.
Deferred share capital includes 761,835,338,444 shares in the first and second quarter of 2019, respectively.

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2018	$25.3	$150.9	$62.1	(0.5)	$(5.8)	(0.1)	$(1.0)	$83.7	$(140.7)	$174.5
Net income for the year	—	—	—	—	—	—	—	9.9	—	9.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Dividends declared	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Share based compensation	—	—	(0.1)	—	—	—	—	—	—	(0.1)
Purchase of shares from ESOP	—	—	(0.1)	—	—	—	0.1	—	—	—
At April 1, 2018	$25.3	$150.9	$61.9	(0.5)	$(5.8)	(0.1)	$(0.9)	$86.9	$(141.2)	$177.1
Net income for the year	—	—	—	—	—	—	—	11.4	—	11.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	5.3	5.3
Share based compensation	—	—	(2.7)	—	—	—	—	—	—	(2.7)
Purchase of shares from ESOP	—	—	(0.8)	—	—	0.1	0.8	—	—	—
Transfer of shares between treasury and ESOP	—	—	—	—	0.2	—	(0.2)	—	—	—
At July 1, 2018	$25.3	$150.9	$58.4	(0.5)	$(5.6)	—	$(0.3)	$98.3	$(135.9)	$191.1

Ordinary share capital includes 27,136,799 shares in the first quarter and second quarter of 2018, respectively.
Deferred share capital includes 769,413,708,000 shares in the first quarter and second quarter of 2018, respectively.

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Basis of Presentation and Responsibility for interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of Luxfer Holdings PLC and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements, except for the adoption for Accounting Standards Codification ("ASC") Topic 842, "Leases". We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter, 2019, ended June 30, 2019, and the Second Quarter, 2018, ended July 1, 2018.
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
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2019	2018	2019	2018
Basic earnings:
Net income / (loss)	$3.5	$11.4	$(0.3)	$21.3
Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,302,174	26,558,883	27,168,170	26,535,824
Dilutive effect of potential common stock	587,735	1,025,632	—	860,733
For diluted earnings per share	27,889,909	27,584,515	27,168,170	27,396,557
Earnings per share using weighted average number of ordinary shares outstanding:
Basic earnings / (loss) per ordinary share	$0.13	$0.43	$(0.01)	$0.80
Diluted earnings / (loss) per ordinary share	$0.13	$0.41	$(0.01)	$0.78

The 2019 year-to-date basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss for the period. As a result, 662,832 combined potential common stock were not included in the computation of diluted EPS.

3.    Revenue
Disaggregated sales disclosures for the quarter ended and year-to-date ended June 30, 2019, and July 1, 2018, are included below and in Note 14, Segmental Information.

	Second Quarter
	2019			2018
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$11.0	$28.5	$39.5	$13.8	$32.6	$46.4
Transportation	24.1	17.2	41.3	19.6	19.7	39.3
Defense and emergency	18.7	12.2	30.9	18.7	14.5	33.2
Healthcare	4.3	0.5	4.8	8.3	1.0	9.3
	$58.1	$58.4	$116.5	$60.4	$67.8	$128.2

	Year-to-date
	2019			2018
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$24.1	$59.1	$83.2	$26.8	$61.0	$87.8
Transportation	45.0	36.3	81.3	36.3	37.1	73.4
Defense and emergency	37.4	22.7	60.1	41.9	28.1	70.0
Healthcare	10.0	2.3	12.3	14.7	2.0	16.7
	$116.5	$120.4	$236.9	$119.7	$128.2	$247.9
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which sales are recognized over time. Sales from these sources combined accounted for less than 3% of the Company’s sales for the quarters ended and year-to-date ended June 30, 2019, and July 1, 2018. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	June 30, 2019	December 31, 2018
Contract receivables	$1.7	$1.5
Contract assets	1.7	2.1
Contract liabilities	$(0.6)	$(1.1)
Contract assets consist of $1.7 million accrued unbilled amounts relating to tooling revenue and are recognized in prepayments and accrued income in the consolidated balance sheets. Of the $2.1 million contract assets recognized as of December 31, 2018, $1.6 million was billed to customers and transferred to receivables as of June 30, 2019.
Contract liabilities of $0.6 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities. Significant changes in contract liabilities balances during the period are as follows:

In millions	2019
As at January 1,	$(1.1)
Payments received / amounts billed	(0.5)
Costs incurred / revenue recognized	1.0
As at June 30,	$(0.6)

4.    Restructuring
During the Second Quarter of 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the Second Quarter of 2019 were predominantly in relation to the closure of the Gas Cylinders segment's French site and the decision to significantly reduce operations at one of Luxfer Magtech's U.S. sites within the Elektron segment. There is an expectation that further costs will be incurred during 2019.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Severance and related costs
Gas Cylinders	$7.7	$(0.1)	$16.6	$0.1
Elektron	—	0.4	0.1	0.9
	7.7	0.3	16.7	1.0
Asset impairments
Gas Cylinders	0.6	—	0.6	—
Elektron	4.4	—	4.4	—
	5.0	—	5.0	—
Total restructuring charges	12.7	0.3	21.7	1.0

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2019
Balance at January 1,	$5.2
Costs incurred	14.2
Cash payments	(12.9)
Balance at June 30,	$6.5

5.    Acquisition and disposal related gains / (costs)
A gain of $2.9 million in the Second Quarter of 2019 (2018: nil) relates the the sale of Magnesium Elektron CZ s.r.o. and has been recognized within acquisition and disposal related gains / (costs) in the consolidated statements of income.

Second Quarter
In millions	2019
Cash proceeds	$5.9
Less:
Cash held in business	(1.3)
Purchase price adjustment	(0.2)
Net proceeds	$4.4
Net assets less cash	(3.6)
Profit on disposal	$0.8
Disposal costs	(0.4)
Realized translation gain on disposal	2.5
Net profit on disposal	$2.9

This gain was offset by a $4.6 million charge in the First Quarter of 2019 (2018: Nil) in relation to a reimbursement of costs following the terminated Neo acquisition.

6.    Supplementary balance sheet information

	June 30,	December 31,
In millions	2019	2018
Accounts and other receivables
Trade receivables	$55.6	$49.8
Related parties	1.1	0.9
Prepayments and accrued income	7.4	7.7
Derivative financial instruments	0.2	0.1
Other receivables	3.6	4.2
Total accounts and other receivables	$67.9	$62.7
Inventories
Raw materials and supplies	$32.6	$30.5
Work-in-process	36.2	33.1
Finished goods	29.9	30.0
Total inventories	$98.7	$93.6
Other current assets
Held-for-sale assets	$4.1	$10.7
Other current assets	1.6	—
Total other current assets	$5.7	$10.7
Property, plant and equipment, net
Land, buildings and leasehold improvements	$66.1	$73.3
Machinery and equipment	270.7	286.0
Construction in progress	14.9	10.1
Total property plant and equipment	351.7	369.4
Accumulated depreciation and impairment	(249.4)	(262.5)
Total property, plant and equipment, net	$102.3	$106.9
Current maturities of long-term debt and short-term borrowings
Overdrafts	7.2	3.5
Total current maturities of long-term debt and short-term borrowings	$7.2	$3.5
Other current liabilities
Contingent liabilities	$8.0	$5.3
Held-for-sale liabilities	—	2.5
Derivative financial instruments	0.3	—
Operating lease liability	3.5	3.5
Other current liabilities	2.2	4.1
Total other current liabilities	$14.0	$15.4
Other non-current liabilities
Contingent liabilities	$1.1	$0.8
Operating lease liability	12.9	14.9
Other non-current liabilities	0.4	0.5
Total other non-current liabilities	$14.4	$16.2

6.    Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities

Held-for-sale assets	June 30,	December 31,
In millions	2019	2018
Property, plant and equipment	$3.8	$5.5
Inventory	0.3	2.9
Accounts and other receivables	—	2.3
Held-for-sale assets	$4.1	$10.7

Held-for-sale liabilities
Accounts payable	$—	$2.5
Held-for-sale liabilities	$—	$2.5

$3.7 million, (2018, 10.7 million) of the held-for-sale assets relate to our Elektron segment, with the remaining $0.4 million relating to our Gas Cylinders segment. The held-for-sale liabilities in 2018 relate to our Elektron segment.

7.     Goodwill and other identifiable intangible assets
Changes in goodwill during 2019, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2019	$26.3	$41.3	$67.6
Exchange difference	(0.1)	(0.1)	(0.2)
Balance at June 30, 2019	$26.2	$41.2	$67.4

Identifiable intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(4.2)	$9.2	$13.4	$(3.8)	$9.6
Technology and trading related	7.8	(3.1)	4.7	7.9	(2.9)	5.0
	$21.2	$(7.3)	$13.9	$21.3	$(6.7)	$14.6

Identifiable intangible asset amortization expense was $0.6 million for the Second Quarter of 2019 and 2018, respectively.
Intangible asset amortization expense during the remainder of 2019 and over the next five years is expected to be approximately $0.6 million in 2019, $1.1 million in 2020, $1.1 million in 2021, $1.1 million in 2022, $1.1 million in 2023 and $1.1 million in 2024.

8.    Debt

Debt outstanding was as follows:

In millions	June 30, 2019	December 31, 2018
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	28.2	—
Other - Bank overdraft	7.2	3.5
Unamortized debt issuance costs	(1.2)	(1.4)
Total debt	$109.2	$77.1
Less current portion	$(7.2)	$(3.5)
Non-current debt	$102.0	$73.6
The weighted-average interest rate on the revolving credit facility was 2.33% for the first half of 2019 and 3.58% for the full-year 2018.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Loan Notes due 2021	$—	$—	$25.0	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	—	25.0	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	—	28.2	—	—	—	28.2
Other	7.2	—	—	—	—	—	—	7.2
Total debt	$7.2	$—	$25.0	$28.2	$25.0	$—	$25.0	$110.4
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to June 30, 2019.
The Loan Notes due 2021, 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the Second Quarter of 2019, we drew down $16.9 million on the Revolving Credit Facility and the balance outstanding at June 30, 2019, was $28.2 million, and at December 31, 2018, was nil.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 30, 2019.

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
Derivative financial instruments
We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices such as aluminum prices. We manage exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments such as foreign currency forward purchase contracts and aluminum forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. The Company had $0.2 million and $0.1 million derivative financial instruments disclosed within Accounts and other receivables as of June 30, 2019 and December 31, 2018, respectively. There were also $0.3 million and nil derivative financial instruments recorded in Other current liabilities at June 30, 2019, and December 31, 2018, respectively.
The fair value of forward foreign currency exchange contracts deferred in equity was a loss of $0.8 million and a loss of $0.4 million at June 30, 2019, and December 31, 2018, respectively. During the Second Quarter of 2019, $0.2 million was transferred to the Income Statement.
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
At June 30, 2019, and December 31, 2018, the Company held various forward foreign currency exchange contracts designated as hedges in respect of forward sales for U.S. dollars and euros for the receipt of GBP sterling or euros. The Company also held forward foreign currency exchange contracts designated as hedges in respect of forward purchases for euros, U.S. and Canadian dollars by the sale of GBP sterling. The contract totals in GBP sterling and euros, range of maturity dates and range of exchange rates are disclosed below, with the value denominated in GBP sterling given that is the currency the majority of the contracts are held in.

June 30, 2019
Sales hedges	U.S. dollars	Euros
Contract totals/£m	2.0	8.8
Maturity dates	07/19	07/19 to 08/19
Exchange rates	$1.2669 to $1.3419	€1.0949 to €1.1671

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	5.4	0.9	2.6
Maturity dates	07/19 to 08/19	07/19 to 09/19	07/19
Exchange rates	$1.2703 to $1.3239	€1.1112 to €1.1286	$1.6806

December 31, 2018
Sales hedges	U.S. dollars	Euros
Contract totals/£m	4.8	7.2
Maturity dates	01/19 to 07/19	01/19 to 07/19
Exchange rates	$1.2519 to $1.3419	€1.0949 to €1.1702

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Czech koruna
Contract totals/£m	7.5	1.7	2.9	0.1
Maturity dates	01/19 to 07/19	01/19 to 06/19	01/19 to 03/19	01/19
Exchange rates	$1.2609 to $1.3380	€1.1074 to €1.1221	$1.7039 to $1.7416	CZK 28.4490

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

Bank loans
Bank and other loans, excluding overdrafts, of $103.2 million were outstanding at June 30, 2019, and $75.0 million were outstanding at December 31, 2018. Bank and other loans are shown net of issue costs of $1.2 million and $1.4 million at June 30, 2019, and December 31, 2018, respectively, and are to be amortized to the expected maturity of the facilities. Of the bank and other loans outstanding, $28.2 million and none is variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt, at June 30, 2019, and December 31, 2018, respectively.

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
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at June 30, 2019, were analyzed using the hierarchy as follows:

In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.2	$—	$0.2	$—
Derivative financial liabilities:
Foreign currency contract liabilities	(0.3)	—	(0.3)	—
Interest bearing loans and borrowings:
Loan Notes due 2021	(25.0)	—	(25.0)	—
Loan Notes due 2023	(25.6)	—	(25.6)	—
Loan Notes due 2026	(26.2)	—	(26.2)	—
Revolving Credit Facility	(28.2)	—	(28.2)	—
Other financial liabilities:
Lease liabilities	(16.4)	—	(16.4)	—
Deferred contingent consideration	(0.5)	—	—	(0.5)

9.    Derivatives and Financial Instruments (continued)
The following table presents the changes in Level 3 instruments for the Second Quarter ended June 30, 2019.

In millions	2019
Balance at January 1,	$0.9
Payments made during year	(0.5)
Unwind of discount on deferred consideration	0.1
Balance at June 30,	$0.5
Total losses for the period included in profit and loss for assets held at the end at June 30,	0.1
Change in unrealized (gains) or losses for the period included in profit and loss for assets held at the end at June 30,	$0.1

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
The effective income tax rate for the 26-week period ended June 30, 2019, was 117%, compared to 23.3% for the 26-week period ended July 1, 2018. The 2019 rate was adversely affected by the impact of non-deductible expenses related to the aborted acquisition of Neo Performance Materials and restructuring activities, partially offset by the non-taxable income in relation to the sale of our Czech business. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
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
Components of net periodic benefit cost for our pension plans for the Second Quarter ended June 30, 2019, and 2018 were as follows:

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Net periodic benefit credit
Interest cost	$2.7	$2.6	$5.4	$5.3
Expected return on plan assets	(3.7)	(4.2)	(7.5)	(8.6)
Amortization of:
Net actuarial loss	0.7	0.7	1.4	1.3
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit credit	$(0.4)	$(1.0)	$(0.9)	$(2.2)
In respect of defined contribution plans
Total charge for defined contribution plans	1.2	1.2	2.4	2.6
Total charge for pension plans	$0.8	$0.2	$1.5	$0.4
In accordance with ASC 715, defined benefit credit is split in the income statement, with $0.1 million (2018: $0.2 million) of expenses recognized within Selling, general and administrative expenses during the second quarter of 2019 and $0.2 million (2018: $0.4 million) year-to-date. A credit of $0.5 million (2018: $1.2 million) has also been recognized below Operating income in the income statement during the second quarter of 2019, $1.1 million (2018: $2.6 million) year-to-date.
12.    Share Plans

Total share-based compensation expense for the second quarter and two-quarters ended June 30, 2019, and July 1, 2018, was as follows:

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Total share-based compensation charges	$0.8	$1.4	$3.4	$1.9
In March 2019, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 200,000 and the weighted-average fair value of options granted in 2019 was estimated to be $17.70 per share.
In May 2019, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors Equity Incentive Plan. The total number of awards issued was approximately 4,000 and the weighted-average fair value of options granted was estimated to be $15.00 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2019 and the year-ended December 31, 2018,:

	2019	2018
Dividend yield (%)	4.00	4.00
Expected volatility range (%)	22.65	22.65 - 35.77
Risk-free interest rate (%)	0.12	0.12 - 2.57
Expected life of share options range (years)	1.00 - 4.00	0.50 - 6.00
Weighted average exercise price ($)	$0.89	$0.65
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
Dividends paid and proposed

	Second quarter		Year-to-date
In millions	2019	2018	2019	2018
Dividends declared and paid during the year:
Interim dividend paid February 7, 2018 ($0.125 per ordinary share)	$—	$—	$—	$3.4
Interim dividend paid May 2, 2018 ($0.125 per ordinary share)	—	3.3	—	3.3
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid May 1, 2019 ($0.125 per ordinary share)	3.4	—	3.4	—
	$3.4	$3.3	$6.8	$6.7

In millions	2019	2018
Dividends declared after the period, (not recognized as a liability as at the period end):
Interim dividend declared July 2, and paid August 1, 2018: ($0.125 per ordinary share)	$—	$3.3
Interim dividend declared July 1, and to be paid August 1, 2019: ($0.125 per ordinary share)	3.4	—
	$3.4	$3.3
14.    Segmental Information
We classify our operations into two core business segments, Gas Cylinders and Elektron, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has six identified business units, which aggregate into the two reportable segments. Luxfer Gas Cylinders and Luxfer Superform aggregate into the Gas Cylinders segment, and Luxfer MEL Technologies, Luxfer Magtech, Luxfer Graphic Arts and Luxfer Czech Republic(1) aggregate into the Elektron segment. A summary of the operations of the segments is provided below:
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(2) and adjusted EBITDA, which we defined as segment income and is based on operating income adjusted for share-based compensation expense; qualifying restructuring charges; impairment charges; acquisition and disposal related gains and costs; loss on disposal of property, plant and equipment; depreciation and amortization; and unwind of discount on deferred consideration.

14.    Segmental Information (continued)
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Second Quarter and year-to-date ended June 30, 2019, and July 1, 2018, is included in the following summary:

	Net sales				Adjusted EBITDA
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Gas Cylinders segment	$58.1	$60.4	$116.5	$119.7	$7.1	$5.0	$11.6	$11.0
Elektron segment	58.4	67.8	120.4	128.2	13.1	16.4	27.1	29.6
Consolidated	$116.5	$128.2	$236.9	$247.9	$20.2	$21.4	$38.7	$40.6

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Gas Cylinders segment	$1.4	$1.9	$2.8	$3.9	$8.3	$(0.1)	$17.2	$0.1
Elektron segment	2.6	3.0	4.9	5.9	4.4	0.4	4.5	0.9
Consolidated	$4.0	$4.9	$7.7	$9.8	$12.7	$0.3	$21.7	$1.0

	Total assets		Capital expenditures
	June 30,	December 31,	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018	2019	2018
Gas Cylinders segment	$161.5	$156.3	$1.3	$0.3	$2.4	$0.7
Elektron segment	214.2	218.2	2.6	2.1	5.2	3.1
Other	36.4	34.3	—	—	—	—
	$412.1	$408.8	$3.9	$2.4	$7.6	$3.8

	Property, plant and equipment, net
	June 30,	December 31,
In millions	2019	2018
United States	$59.4	$66.1
United Kingdom	37.9	36.0
Rest of Europe	1.0	1.1
Asia Pacific	0.3	0.3
Other (2)	3.7	3.4
	$102.3	$106.9

(1) The Luxfer Czech Republic business unit was sold at the end of the Second Quarter of 2019. Its results of operations are included within the current quarter and year-to-date figures.
(2) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

14.    Segmental Information (continued)
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Adjusted EBITDA	$20.2	$21.4	$38.7	$40.6
Other share-based compensation charges	(0.8)	(1.4)	(3.4)	(1.9)
Depreciation and amortization	(4.0)	(4.9)	(7.7)	(9.8)
Unwind discount on deferred consideration	(0.1)	(0.2)	(0.1)	(0.3)
Restructuring charges	(12.7)	(0.3)	(21.7)	(1.0)
Fair value adjustment to held-for-sale assets	—	—	0.2	—
Acquisition and disposal related gains / (costs)	2.9	—	(1.7)	—
Defined benefits pension mark-to-market gain	0.5	1.2	1.1	2.6
Interest expense, net	(1.1)	(1.0)	(2.2)	(2.5)
Provision for income taxes	(1.4)	(3.4)	(3.5)	(6.4)
Net income	$3.5	$11.4	$(0.3)	$21.3
The following tables present certain geographic information by geographic region for the Second Quarter and Year-to-date, ended June 30, 2019 and July 1, 2018, respectively:

	Net Sales(1)
	Second Quarter				Year-to-date
	2019		2018		2019		2018
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$63.0	54.0%	$65.9	51.5%	$124.4	52.5%	$128.2	51.8%
U.K.	9.1	7.8%	11.8	9.2%	20.6	8.7%	23.4	9.4%
Germany	5.8	5.0%	9.6	7.5%	14.0	5.9%	21.0	8.5%
Italy	5.2	4.5%	4.8	3.7%	11.7	4.9%	10.1	4.1%
France	4.2	3.6%	4.1	3.2%	9.4	4.0%	9.0	3.6%
Top five countries	$87.3	74.9%	$96.2	75.1%	$180.1	76.0%	$191.7	77.4%
Rest of Europe	10.1	8.7%	9.8	7.6%	21.9	9.2%	17.4	7.0%
Asia Pacific	12.7	10.9%	15.8	12.3%	24.3	10.3%	26.4	10.6%
Other (2)	6.4	5.5%	6.4	5.0%	10.6	4.5%	12.4	5.0%
	$116.5		$128.2		$236.9		$247.9

(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Leases
We have operating leases for buildings, vehicles and certain equipment. The majority of our leases have remaining lease terms of one to nine years, with one building having 54 years remaining.
The components of lease expense were as follows:

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Operating lease cost	$1.1	$1.0	$2.2	$1.9
None of our leases were classified as finance leases in 2019 or 2018.
Supplemental cash flow information related to leases was as follows:

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Operating cash flows from operating leases	$1.1	$1.0	$2.2	$1.9

15.     Leases (continued)
Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
In millions	2019	2018
Operating leases
Operating lease right-of-use asset	$16.4	$18.4

Other current liabilities	3.5	3.5
Other non-current liabilities	12.9	14.9
	$16.4	$18.4

Weighted Average Remaining Lease Term (Years)	3.6	3.7
Weighted Average Discount Rate	4.46%	4.46%
Maturities of lease liabilities were as follows:

In millions	2019
2019 (excluding the first quarter of 2019)	$2.1
2020	3.9
2021	3.1
2022	2.1
2023	1.5
2024	1.2
Thereafter	9.7
Total lease payments	$23.6
Less imputed interest	(7.2)
Total	$16.4

16.     Commitments and Contingencies
Committed banking facilities
At June 30, 2019, and December 31, 2018, the Company had committed banking facilities of $150.0 million. The facilities were for providing loans and overdrafts, with a separate facility for letters of credit which at June 30, 2019 and December 31,2018, was £7.0 million ($8.9 million). Of the committed facilities, $7.2 million was drawn for overdrafts, no loans were drawn and no letters of credit were utilized at June 30, 2019, $3.5 million, nil and nil at December 31, 2018. The Company also has a separate bonding facility for bank guarantees denominated in GBP sterling of £3.0 million ($3.8 million), of which GBP sterling of £1.0 million ($1.4 million) was utilized at June 30, 2019, and December 31, 2018, respectively.
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

17.     Subsequent Events
In July 2019, the Company commenced a planned project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at its Manchester, UK site. The work represents remediation of a historic environmental issue, is expected to complete in the second quarter of 2020 and incur costs estimated at $2.6 million.

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
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2018 and the first half of 2019, and will likely impact our results in the future:

•
We continued along our transformation journey and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure. We expect that these actions will contribute to further margin growth in 2019.

•	Whilst revenue has fallen in the first half of 2019 following two years of growth, profit margin continues to show improvement on the back of successful cost saving initiatives.

•	We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to mitigate this inflation.
In 2019, our operating objectives and trends we expect to impact our business include the following:

•	We have converted from foreign private issuer status to domestic issuer status, which requires us to comply with the U.S. SEC domestic reporting regime from January 1, 2019.

•	Improvement of the Gas Cylinder Segment with a project to consolidate the French operation into the U.K. and U.S to reduce fixed costs and safeguard competitiveness.

•	Focusing on developing global talent and implementing a high-performance culture.

•	Productivity acceleration and growth recovery as we move towards a lean manufacturing process and focused and faster product innovation.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Second Quarter of 2019 and 2018 of Luxfer were as follows:

	Second Quarter
In millions	2019	2018	2019 v 2018
Net sales	$116.5	$128.2	(9.1)%
Cost of goods sold	(85.5)	(94.6)	(9.6)%
Gross profit	31.0	33.6	(7.7)%
% of net sales	26.6%	26.2%	0.4
Selling, general and administrative expenses	(14.4)	(16.8)	(14.3)%
% of net sales	12.4%	13.1%	(0.7)
Research and development	(1.6)	(1.9)	(15.8)%
% of net sales	1.4%	1.5%	(0.1)
Restructuring charges	(12.7)	(0.3)	n/a
% of net sales	10.9%	0.2%	10.7
Acquisition and disposal related gains	2.9	—	n/a
% of net sales	(2.5)%	—%	(2.5)
Operating income	5.2	14.6	(64.4)%
% of net sales	4.5%	11.4%	(6.9)
Net interest expense	(1.1)	(1.0)	10.0%
% of net sales	0.9%	0.8%	0.1
Defined benefit pension credit	0.5	1.2	(58.3)%
% of net sales	0.4%	0.9%	(0.5)
Income before income taxes and equity in net income of affiliates	4.6	14.8	(68.9)%
% of net sales	3.9%	11.5%	(7.6)
Provision for income taxes	(1.4)	(3.4)	(58.8)%
Effective tax rate	30.4%	23.0%	7.4
Income before equity in net income of affiliates	3.2	11.4	(71.9)%
% of net sales	2.7%	8.9%	(6.2)
Equity in income of unconsolidated affiliates (net of tax)	0.3	—	n/a
% of net sales	0.3%	—%	0.3
Net income	$3.5	$11.4	(69.3)%
% of net sales	3.0%	8.9%	(5.9)

The consolidated results of operations for the two-quarters ended June 30, 2019 and July 1, 2018 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2019	2018	2019 v 2018
Net sales	$236.9	$247.9	(4.4)%
Cost of goods sold	(175.8)	(184.0)	(4.5)%
Gross profit	61.1	63.9	(4.4)%
% of net sales	25.8%	25.8%	—
Selling, general and administrative expenses	(30.8)	(32.0)	(3.8)%
% of net sales	13.0%	12.9%	0.1
Research and development	(3.0)	(3.5)	(14.3)%
% of net sales	1.3%	1.4%	(0.1)
Restructuring charges	(21.7)	(1.0)	n/a
% of net sales	9.2%	0.4%	8.8
Impairment credit	0.2	—	n/a
% of net sales	(0.1)%	—%	(0.1)
Acquisition and disposal related costs	(1.7)	—	n/a
% of net sales	0.7%	—%	0.7
Operating income	4.1	27.4	(85.0)%
% of net sales	1.7%	11.1%	(9.4)
Net interest expense	(2.2)	(2.5)	(12.0)%
% of net sales	0.9%	1.0%	(0.1)
Defined benefit pension credit	1.1	2.6	(57.7)%
% of net sales	0.5%	1.0%	(0.5)
Income before income taxes and equity in net income of affiliates	3.0	27.5	(89.1)%
% of net sales	1.3%	11.1%	(9.8)
Provision for income taxes	(3.5)	(6.4)	(45.3)%
Effective tax rate	116.7%	23.3%	93.4
(Loss) / income before equity in net income of affiliates	(0.5)	21.1	n/a
% of net sales	(0.2)%	8.5%	(8.7)
Equity in income of unconsolidated affiliates (net of tax)	0.2	0.2	—%
% of net sales	0.1%	0.1%	—
Net (loss) / income	$(0.3)	$21.3	n/a
% of net sales	(0.1)%	8.6%	(8.7)

Net sales
The 9.1% and 4.4% decrease in consolidated net sales in the second quarter and first half, respectively, of 2019 from 2018 were primarily the result of:

•	Adverse foreign currency effects of $2.7 million in the quarter and $7.1 million in the first half;

•	Lower sales of our proprietary SoluMag® alloy;

•	Lower sales following significant hurricane-related disaster relief sales in the prior year; and

•	Decline in sales of lower margin products affecting Superform and aluminum gas cylinders.
These decreases were partially offset by:

•	Increased sales of zirconium-based industrial and automotive catalysis materials; and

•	Continued recovery in sales of alternative fuel (AF) cylinders.

Gross profit
The 0.4 percentage point increase in gross profit as a percentage of sales in the second quarter of 2019 from 2018 was primarily the result of continued production-based cost savings partially offset by adverse sales mix.
Gross profit percentage of 25.8% was unchanged in the first half of 2019 from 2018.

Selling, general and administrative expenses ("SG&A")
The 0.7 percentage point decrease in SG&A costs as a percentage of sales in the second quarter of 2019 from 2018 was primarily the result of cost saving activities and lower performance-related bonus and share-based compensation charges.
SG&A as a percentage of sales was relatively unchanged in the first half of 2019 from 2018.

Research and development costs
Research and development cost as a percentage of sales was relatively flat with a 0.1 percentage point decrease in the second quarter and first half of 2019 relative to 2018.

Restructuring charges
The $12.7 million restructuring charge in the second quarter of 2019 was driven by $7.7 million of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, asset write-downs, environmental remediation and legal and professional fees. In addition, restructuring charges include $4.6 million related to asset write-downs and one-time employee benefits following the decision to scale down production at one of our Luxfer Magtech sites as part of our simplification activities.
The $21.7 million restructuring charge in the first half of 2019 includes $16.6 million in relation to the closure of Luxfer Gas Cylinders France, as well as the second quarter expenditure relating to simplification and other activities.
The $0.3 million and $1.0 million restructuring charge in the second quarter and first half of 2018, respectively, was predominantly the result of of termination costs and a property impairment charge related to the rationalization of Elektron's Graphic Arts operations and severance costs in the Gas Cylinders segment.

Impairment charges
The impairment credit of $0.2 million in the first half of 2019 reflects a fair value adjustment to the held-for-sale assets in the Elektron segment.

Acquisition and disposal related gains / (costs)
Acquisition and disposal related costs in 2019 of $1.7 million relate to a $3.5 million reimbursement payment and $1.1 million of professional and legal fees incurred in connection with the terminated acquisition of Neo Performance Materials, occurring in the first quarter; offset in the second quarter by a $2.9 million gain on disposal of Elektron's magnesium recycling business in the Czech Republic.

Net interest expense
The 12.0% reduction in net interest expense in the first half of 2019 from 2018 was due to the reduction in the average debt balance in 2019 resulting in lower interest costs, following the repayment of $15.0 million private placement debt at maturity, in June 2018. The 10.0% increase in net interest expense in the second quarter of 2019 over 2018 was the result of an increase in the average debt balance following draw down on the senior facility to fund restructuring payments.

Defined benefit pension credit
The $0.7 million and $1.5 million decrease in defined benefit pension credit in the second quarter and first half respectively is primarily due to lower projected asset returns in 2019.

Provision for income taxes
The movement in the statutory effective tax rate from 23.3% in 2018 to 116.7% in 2019 was primarily due to non-deductible expenses related to the aborted acquisition and restructuring activities partially offset by non-taxable income in respect of the gain on disposal of the Czech recycling business. When stripping out the effect of these expenses, our adjusted effective tax rate has fallen from 23.2% in 2018 to 19.7% in 2019.

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

	Second Quarter		Year-to-date
In millions except per share data	2019	2018	2019	2018
Net income / (loss)	$3.5	$11.4	$(0.3)	$21.3
Accounting charges relating to acquisitions and disposals of businesses:
Unwind of discount on deferred consideration	0.1	0.2	0.1	0.3
Amortization on acquired intangibles	0.3	0.3	0.6	0.6
Acquisitions and disposals	(2.9)	—	1.7	—
Defined benefit pension credit	(0.5)	(1.2)	(1.1)	(2.6)
Restructuring charges	12.7	0.3	21.7	1.0
Impairment charges	—	—	(0.2)	—
Share-based compensation charges	0.8	1.4	3.4	1.9
Income tax on adjusted items	(1.6)	(0.2)	(2.3)	(0.3)
Adjusted net income	$12.4	$12.2	$23.6	$22.2

Adjusted earnings per ordinary share
Diluted (loss) / earnings per ordinary share	$0.13	$0.41	$(0.01)	$0.78
Impact of adjusted items	0.31	0.03	0.86	0.03
Adjusted diluted earnings per ordinary share(1)	$0.44	$0.44	$0.85	$0.81
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Adjusted net income	$12.4	$12.2	$23.6	$22.2
Add back:
Income tax on adjusted items	1.6	0.2	2.3	0.3
Provision for income taxes	1.4	3.4	3.5	6.4
Net finance costs	1.1	1.0	2.2	2.5
Adjusted EBITA	$16.5	$16.8	$31.6	$31.4
Depreciation	3.7	4.6	7.1	9.2
Adjusted EBITDA	$20.2	$21.4	$38.7	$40.6

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter		Year-to-date
In millions	2019	2018	2019	2018
Adjusted net income	$12.4	$12.2	$23.6	$22.2
Add back:
Income tax on adjusted items	1.6	0.2	2.3	0.3
Provision for income taxes	1.4	3.4	3.5	6.4
Adjusted income before income taxes	$15.4	$15.8	$29.4	$28.9
Adjusted provision for income taxes	3.0	3.6	5.8	6.7
Adjusted effective tax rate	19.5%	22.8%	19.7%	23.2%
The following table presents a reconciliation of net debt which management believes is a liquidity measure used by the investment community and that such presentation will enhance an investor's understanding of the Company's financial position.

	June 30,	December 31,
In millions	2019	2018
Current maturities of long-term debt and short-term borrowings	$7.2	$3.5
Long-term debt	102.0	73.6
Total debt	109.2	77.1
Add back:
Cash and cash equivalents	(20.4)	(13.8)
Net debt	$88.8	$63.3
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for qualifying restructuring charges; impairment charges; acquisition and disposal related gains / costs; loss on disposal of property, plant and equipment; depreciation and amortization; share based compensation expense; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 14 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2019	2018	2019 v 2018	2019	2018	2019 v 2018
Net sales	$58.1	$60.4	(3.8)%	$116.5	$119.7	(2.7)%
Adjusted EBITDA	7.1	5.0	42.0%	11.6	11.0	5.5%
% of net sales	12.2%	8.3%	3.9	10.0%	9.2%	0.8
Net sales
The 3.8% and 2.7% decrease in Gas Cylinders sales in the second quarter and first half, respectively, of 2019 from 2018 was primarily the result of:

•	Lower sales of aluminum cylinders during the Gerzat factory move; and

•	Decreased sales in Superform.
These decreases were partially offset by increased sales of alternative fuel cylinders.

Adjusted EBITDA
The 3.9 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the second quarter of 2019 from 2018 was primarily the result of successful cost saving initiatives. The benefit was reduced in the first half overall (0.8 percentage point increase) due to productivity challenges at Luxfer Gas Cylinders France in the first quarter.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2019	2018	2019 v 2018	2019	2018	2019 v 2018
Net sales	$58.4	$67.8	(13.9)%	$120.4	$128.2	(6.1)%
Adjusted EBITDA	13.1	16.4	(20.1)%	27.1	29.6	(8.4)%
% of net sales	22.4%	24.2%	(1.8)	22.5%	23.1%	(0.6)
Net sales
The 13.9% and 6.1% decrease in Elektron sales in the second quarter and first half, respectively, of 2019 from 2018 was primarily the result of:

•	Decreased sales of our proprietary SoluMag® alloy in the second quarter, but flat in the first quarter;
•Decreased shipments of magnesium-based disaster-relief products; and
•Lower sales of graphic arts products primarily due to productivity challenges in the first quarter.
These increases were partially offset by:
•Increased sales of zirconium-based industrial and automotive catalysts; and
•Increased sales of aerospace alloys.
Adjusted EBITDA
The 1.8 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the second quarter of 2019 from 2018 was primarily the result of adverse sales mix, impacted by lower SoluMag sales partially offset by execution of cost-saving initiatives.
The first half 0.6 percentage point decrease over 2018 incorporates the second quarter factors above partially offset by the improved sales mix of the first quarter of 2019, which was driven by higher zirconium-based catalysis sales and flat SoluMag sales.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital, restructuring and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities and the Loan Notes due, 2021, 2023 and 2026. Our principal liquidity needs are:

•	funding acquisitions, including deferred contingent consideration payments;

•	capital expenditure requirements;

•	funding restructuring programs;

•	payment of shareholder dividends;

•	servicing interest on the Loan Notes, which is payable at each quarter end, in addition to interest and / or commitment fees on the Senior Facilities Agreement;

•	working capital requirements, particularly in the short term as we aim to achieve organic sales growth; and

•	hedging facilities used to manage our foreign exchange and aluminum purchase price risks.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 30, 2019.
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
Cash Flows
Operating activities
Cash used in operating activities was $15.6 million for the year-to-date in 2019. It was primarily related to net loss from operating activities for the period, net of the following non-cash items: depreciation and amortization; asset impairment credit, pension contributions and net changes to assets and liabilities.
Cash provided by operating activities was $21.4 million in the first half of 2018. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $1.3 million for the first half in 2019, compared to net cash used for investing activities of $3.6 million in 2018. The movement was primarily due to $4.6 million of proceeds received on the sale of our Czech business and $1.2 million proceeds from the sale of property, plant and equipment, offset by an increase in capital expenditures which were $7.1 million and $3.9 million, in 2019 and 2018, respectively. We anticipate capital expenditures for fiscal 2019 to be approximately $15 to $20 million.
Financing activities
In the first half of 2019, net cash provided from financing activities was $23.5 million (2018: $25.6 million outflow). We made net drawdowns on our banking facilities of $32.0 million (2018: $14.2 million repayment) and dividend payments of $6.8 million (2018: $6.7 million). We also received $3.3 million (2018: nil) in relation to proceeds from sales of shares and paid out $4.5 million (2018: $4.7 million) in share-based compensation.
Capital Resources
Dividends
We paid dividends in 2019 of $6.8 million (2018: $6.7 million), or $0.25 per ordinary share.
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
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2021	$25.0	$—	$25.0	$—	$—
Loan Notes due 2023	25.0	—	—	25.0	—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving credit facility	28.2	—	—	28.2	—
Deferred contingent consideration	0.5	—	0.5	—	—
Obligations under operating leases	23.6	4.1	6.1	3.1	10.3
Capital commitments	2.0	2.0	—	—	—
Interest payments	16.5	3.4	6.3	4.0	2.8
Total contractual cash obligations	$145.8	$9.5	$37.9	$60.3	$38.1

Off-balance sheet measures
At June 30, 2019, we had no off-balance sheet arrangements.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the quarter ended June 30, 2019. For additional information, refer to Item 7A of our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2019, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
July 31, 2019