Form 10-Q/A
period 2019-06-30
LUXFER HOLDINGS PLC
filed 2019-09-10
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 30, 2019, was 27,377,787.

EXPLANATORY NOTE

Luxfer Holdings PLC (the "Company") is filing this amendment (this "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the "Form 10-Q"), filed with the U.S. Securities and Exchange Commission on July 31, 2019, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the number of shares of the Company's Common Stock outstanding as of June 30, 2019 was 26,125,773. This number was calculated by taking the number of shares of Common Stock outstanding and deducting the number of shares held in treasury and in ESOP. However, the number of shares deducted was incorrect and erroneously included 1,252,014 shares of Common Stock. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Company as of June 30, 2019 was 27,377,787.

The incorrect number of shares outstanding as of June 30, 2019 was also included in Exhibit 101 to the Form 10-Q, which contains the Company’s Extensible Business Reporting Language ("XBRL") materials for the six-month period ended June 30, 2019. This Form 10-Q/A also amends Item 6, “Exhibits,” by including Exhibit 101, which now states the correct number of shares outstanding as of June 30, 2019.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which remains in effect as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

This amended data does not impact any of the financial data, tables and/or matrices that were previously disclosed in the Form 10-Q, filed with the U.S. Securities and Exchange Commission on July 31, 2019.

Item 6.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
N/A.
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
September 10, 2019