Form 10-Q
period 2019-09-29
LUXFER HOLDINGS PLC
filed 2019-10-30
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on September 29, 2019, was 27,411,622.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2019	2018	2019	2018
Net sales	$107.1	$129.1	$344.0	$377.0
Cost of goods sold	(81.9)	(95.1)	(257.7)	(279.1)
Gross profit	25.2	34.0	86.3	97.9
Selling, general and administrative expenses	(11.8)	(15.2)	(42.6)	(47.2)
Research and development	(1.5)	(2.0)	(4.5)	(5.5)
Restructuring charges	(2.6)	(1.1)	(24.3)	(2.1)
Impairment charges	—	—	0.2	—
Acquisition and disposal related costs	—	—	(1.7)	—
Other charges	(2.7)	—	(2.7)	—
Operating income	6.6	15.7	10.7	43.1
Interest expense	(1.3)	(1.3)	(3.5)	(4.0)
Interest income	—	0.1	—	0.3
Defined benefit pension credit	0.6	1.3	1.7	3.9
Income before income taxes and equity in net income of affiliates	5.9	15.8	8.9	43.3
Provision for income taxes	(0.6)	(3.5)	(4.1)	(9.9)
Income before equity in net income of affiliates	5.3	12.3	4.8	33.4
Equity income / (loss) of affiliates (net of tax)	0.5	(0.1)	0.7	0.1
Net income	$5.8	$12.2	$5.5	$33.5

Earnings per share
Basic	$0.21	$0.46	$0.20	$1.26
Diluted	$0.21	$0.44	$0.20	$1.22
Weighted average ordinary shares outstanding
Basic	27,393,743	26,773,064	27,243,638	26,614,646
Diluted	27,869,416	27,657,093	27,843,525	27,507,527

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Net income	$5.8	$12.2	$5.5	$33.5

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(2.5)	(1.2)	(4.7)	(4.0)
Pension and post-retirement actuarial gains, net of $0.1, $1.5, $0.3 and $3.2 tax, respectively	0.5	5.5	1.3	13.1
Other comprehensive (loss) / income, net of tax	(2.0)	4.3	(3.4)	9.1

Total comprehensive income	$3.8	$16.5	$2.1	$42.6

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29,	December 31,
In millions, except share and per-share data	2019	2018
Current assets
Cash and cash equivalents	$11.9	$13.8
Restricted cash	0.2	0.3
Accounts and other receivables, net of allowances of $1.8 and $2.4, respectively	73.1	62.7
Inventories	96.2	93.6
Other current assets	5.9	10.7
Total current assets	$187.3	$181.1
Non-current assets
Property, plant and equipment, net	$101.5	$106.9
Right-of-use assets from operating leases	15.1	18.4
Goodwill	66.4	67.6
Intangibles, net	13.4	14.6
Deferred tax assets	16.5	18.6
Investments and loans to joint ventures and other affiliates	2.2	1.6
Total assets	$402.4	$408.8
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$3.5
Accounts payable	35.2	36.9
Accrued liabilities	25.4	33.8
Taxes on income	0.1	1.6
Other current liabilities	11.8	15.4
Total current liabilities	$72.5	$91.2
Non-current liabilities
Long-term debt	$105.6	$73.6
Pensions and other retirement benefits	28.6	40.0
Deferred tax liabilities	3.0	3.5
Other non-current liabilities	13.5	16.2
Total liabilities	$223.2	$224.5
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2019 and 2018; issued and outstanding 29,000,000 shares for 2019 and 2018	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized 761,845,318,444; issued and outstanding 761,835,338,444 shares for 2019 and authorized 769,423,688,000; issued and outstanding 769,413,708,000 shares for 2018	149.9	149.9
Additional paid-in capital	67.8	65.6
Treasury shares	(4.0)	(4.3)
Own shares held by ESOP	(1.7)	(2.2)
Retained earnings	90.6	95.3
Accumulated other comprehensive loss	(150.0)	(146.6)
Total shareholders' equity	$179.2	$184.3
Total liabilities and shareholders' equity	$402.4	$408.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2019	2018
Operating activities
Net income	$5.5	$33.5
Adjustments to reconcile net income to net cash (used for) / provided by operating activities
Equity income of unconsolidated affiliates	(0.7)	(0.1)
Depreciation	10.4	13.6
Amortization of purchased intangible assets	0.9	0.9
Loss on disposal of property, plant and equipment	—	0.2
Amortization of debt issuance costs	0.3	0.4
Share-based compensation charges	4.0	3.1
Deferred income taxes	1.5	9.9
Gain on disposal of business	(2.9)	—
Asset impairment charges	4.8	—
Pension and other post-retirement expense / (credit)	2.2	0.6
Defined benefit pension contributions	(5.7)	(6.1)
Defined contribution pension and other post-retirement contributions	(3.5)	(3.9)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(7.2)	(5.3)
Inventories	(3.8)	(15.6)
Other current assets	(1.9)	1.2
Accounts payable	(4.8)	7.7
Accrued liabilities	(8.2)	7.6
Other current liabilities	(2.2)	(2.7)
Other non-current assets and liabilities	(2.3)	(5.1)
Net cash (used for) / provided by operating activities	$(13.6)	$39.9
Investing activities
Capital expenditures	$(10.3)	$(8.2)
Proceeds from sale of property, plant and equipment	1.2	—
Proceeds from sale of businesses	4.6	—
Investments in unconsolidated affiliates	—	0.8
Acquisitions, net of cash acquired	—	(0.5)
Net cash used for investing activities	$(4.5)	$(7.9)
Financing activities
Net repayments of short-term borrowings	$(3.5)	$(19.2)
Net drawdown / (repayment) of long-term borrowings	31.7	(6.1)
Deferred consideration paid	(0.5)	—
Proceeds from sale of shares	3.3	6.3
Share-based compensation cash paid	(4.3)	(7.0)
Dividends paid	(10.2)	(10.0)
Net cash from / (used for) financing activities	$16.5	$(36.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.4)
Net decrease	$(2.0)	$(4.4)
Cash, cash equivalents and restricted cash; beginning of year	14.1	13.3
Cash, cash equivalents and restricted cash; end of the Third Quarter	12.1	8.9

Supplemental cash flow information:
Interest payments	$3.5	$3.8
Income tax payments	6.6	2.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2019	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net loss	—	—	—	—	—	—	—	(3.8)	—	(3.8)
Shares sold from ESOP	—	—	1.3	—	—	0.1	0.1	—	—	1.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation charges	—	—	2.3	—	—	—	—	—	—	2.3
Utilization of shares from ESOP to satisfy share based compensation	—	—	(3.3)	—	—	0.1	0.2	—	—	(3.1)
At March 31, 2019	$26.6	$149.9	$65.9	(0.4)	$(4.3)	(1.4)	$(1.9)	$88.1	$(144.5)	$179.8
Net income	—	—	—	—	—	—	—	3.5	—	3.5
Shares sold from ESOP	—	—	1.8	—	—	0.1	0.1	—	—	1.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation charges	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.2)	—	—	0.1	0.1	—	—	(1.1)
At June 30, 2019	$26.6	$149.9	$67.3	(0.4)	$(4.3)	(1.2)	$(1.7)	$88.2	$(148.0)	$178.0
Net income	—	—	—	—	—	—	—	5.8	—	5.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation charges	—	—	0.6	—	—	—	—	—	—	0.6
Utilization of treasury shares to satisfy share based compensation	—	—	(0.1)	—	0.3	—	—	—	—	0.2
At September 29, 2019	$26.6	$149.9	$67.8	(0.4)	$(4.0)	(1.2)	$(1.7)	$90.6	$(150.0)	$179.2

Ordinary share capital includes 29,000,000 shares in the three quarters of 2019.
Deferred share capital includes 761,835,338,444 shares in the three quarters of 2019.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2018	$25.3	$150.9	$62.1	(0.5)	$(5.8)	(0.1)	$(1.0)	$83.7	$(140.7)	$174.5
Net income for the year	—	—	—	—	—	—	—	9.9	—	9.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Dividends declared	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Share based compensation charges	—	—	(0.1)	—	—	—	—	—	—	(0.1)
Purchase of shares from ESOP	—	—	(0.1)	—	—	—	0.1	—	—	—
At April 1, 2018	$25.3	$150.9	$61.9	(0.5)	$(5.8)	(0.1)	$(0.9)	$86.9	$(141.2)	$177.1
Net income for the year	—	—	—	—	—	—	—	11.4	—	11.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	5.3	5.3
Share based compensation charges	—	—	(2.7)	—	—	—	—	—	—	(2.7)
Purchase of shares from ESOP	—	—	(0.8)	—	—	0.1	0.8	—	—	—
Transfer of shares between treasury and ESOP	—	—	—	—	0.2	—	(0.2)	—	—	—
At July 1, 2018	$25.3	$150.9	$58.4	(0.5)	$(5.6)	—	$(0.3)	$98.3	$(135.9)	$191.1
Net income	—	—	—	—	—	—	—	12.2	—	12.2
Issue of new shares	1.3	—	—	—	—	(1.9)	(1.3)	—	—	—
Shares sold from ESOP	—	—	5.9	—	—	0.3	0.4	—	—	6.3
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4.3	4.3
Dividends declared	—	—	—	—	—	—	—	(3.3)	—	(3.3)
Share based compensation charges	—	—	(1.0)	—	—	—	—	—	—	(1.0)
Purchase of shares from ESOP	—	—	(0.3)	—	0.1	—	0.2	—	—	—
Transfer of shares between treasury and ESOP	—	—	—	0.1	1.2	(0.1)	(1.2)	—	—	—
At September 30, 2018	$26.6	$150.9	$63.0	(0.4)	$(4.3)	(1.7)	$(2.2)	$107.2	$(131.6)	$209.6

Ordinary share capital includes 29,000,000 shares in the first three quarters of 2018.
Deferred share capital includes 769,413,708,000 shares in the first three quarters of 2018.

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Third Quarter, 2019, ended September 29, 2019, and the Third Quarter, 2018, ended September 30, 2018.
Adoption of new accounting standards
On January 1, 2019, we adopted ASC Topic 842, "Leases", and applied the modified retrospective approach to recognizing any right-of-use assets and lease liabilities. Upon adoption, we have recognized all of our leases greater than one-year in duration and greater than $5,000 fair value, on the condensed consolidated balance sheets as right-of-use assets and lease liabilities. This has resulted in us restating the prior period comparatives and have recognized a right-of-use asset of $21.2 million at January 1, 2018, with a corresponding lease liability, split $3.1 million, recognized in Other current liabilities, and $18.1 million recognized in Other non-current liabilities. Classification as either operating or finance is based on criteria largely similar to those applied in ASC 840 but without explicit bright lines. We have made certain assumptions in judgments when applying ASC 842, those judgments of most significance are as follows:

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

1.    Basis of Presentation and Responsibility for interim Financial Statements (continued)
We determine if an arrangement is a lease at inception. Operating leases are included in our Condensed Consolidated Balance Sheet as Right-of-use assets from operating leases, Current operating lease liabilities and Long-term operating lease liabilities. Some of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use.
In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate. To estimate our specific incremental borrowing rates over various tenors (ranging from one year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our publicly outstanding debt instruments.
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
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2019	2018	2019	2018
Basic earnings:
Net income	$5.8	$12.2	$5.5	$33.5
Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,393,743	26,773,064	27,243,638	26,614,646
Dilutive effect of potential common stock	475,673	884,029	599,887	892,881
For diluted earnings per share	27,869,416	27,657,093	27,843,525	27,507,527
Earnings per share using weighted average number of ordinary shares outstanding:
Basic earnings per ordinary share	$0.21	$0.46	$0.20	$1.26
Diluted earnings per ordinary share	$0.21	$0.44	$0.20	$1.22

3.    Revenue
Disaggregated sales disclosures for the quarter ended and year-to-date ended September 29, 2019, and September 30, 2018, are included below and in Note 15, Segmental Information.

	Third Quarter
	2019			2018
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$10.1	$29.0	$39.1	$13.4	$38.3	$51.7
Transportation	20.8	11.9	32.7	21.0	18.1	39.1
Defense and emergency	17.8	11.5	29.3	20.4	10.3	30.7
Healthcare	5.5	0.5	6.0	7.4	0.2	7.6
	$54.2	$52.9	$107.1	$62.2	$66.9	$129.1

	Year-to-date
	2019			2018
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$34.2	$88.1	$122.3	$40.2	$99.3	$139.5
Transportation	65.8	48.2	114.0	57.3	55.2	112.5
Defense and emergency	55.2	34.2	89.4	62.3	38.4	100.7
Healthcare	15.5	2.8	18.3	22.1	2.2	24.3
	$170.7	$173.3	$344.0	$181.9	$195.1	$377.0
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which sales are recognized over time. Sales from these sources combined accounted for less than 1% of the Company’s sales for the quarters ended and year-to-date ended September 29, 2019, and September 30, 2018. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	September 29, 2019	December 31, 2018
Contract receivables	$1.6	$1.5
Contract assets	1.6	2.1
Contract liabilities	$(0.4)	$(1.1)
Contract assets consist of $1.6 million accrued unbilled amounts relating to tooling revenue and are recognized in prepayments and accrued income in the condensed consolidated balance sheets. Of the $2.1 million contract assets recognized as of December 31, 2018, $1.6 million was billed to customers and transferred to receivables as of September 29, 2019.
Contract liabilities of $0.4 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities in the condensed consolidated balance sheets. Significant changes in contract liabilities balances during the period are as follows:

In millions	2019
As at January 1,	$(1.1)
Payments received / amounts billed	(0.6)
Costs incurred / revenue recognized	1.3
As at September 29,	$(0.4)

4.    Restructuring
During the Third Quarter of 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the Third Quarter of 2019 were predominantly in relation to the closure of the Gas Cylinders segment's French site. There is an expectation that further costs will be incurred during 2019.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Severance and related costs
Gas Cylinders	$2.3	$—	$18.9	$0.1
Elektron	0.3	0.4	0.4	2.0
	2.6	0.4	19.3	2.1
Asset impairments
Gas Cylinders	—	—	0.6	—
Elektron	—	0.7	4.4	—
	—	0.7	5.0	—
Total restructuring charges	2.6	1.1	24.3	2.1

Activity related to restructuring, recorded in Other current liabilities in the condensed consolidated balance sheets is summarized as follows:

In millions	2019
Balance at January 1,	$5.2
Costs incurred	18.9
Cash payments	(21.3)
Balance at September 29,	$2.8

5.    Acquisition and disposal related costs
Acquisition and disposal related costs of $1.7 million have been incurred in the first nine-months of 2019 (2018: nil). This relates to a $4.6 million charge in the First Quarter of 2019 in relation to a reimbursement of costs following the terminated Neo acquisition, partially offset by a $2.9 million gain from the sale of Magnesium Elektron CZ s.r.o. in the Second Quarter of 2019.

In millions	2019
Cash proceeds	$5.9
Less:
Cash held in business	(1.3)
Purchase price adjustment	(0.2)
Net proceeds	$4.4
Net assets less cash	(3.6)
Profit on disposal	$0.8
Disposal costs	(0.4)
Realized translation gain on disposal	2.5
Net profit on disposal	$2.9

6.    Other charges
Other charges of $2.7 million incurred in the Third Quarter of 2019 is the result of the Company's decision to commence a project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at its Manchester, UK site. The work represents remediation of a legacy environmental issue and is expected to complete in the second quarter of 2020 but with no significant further costs envisaged.
The charge is being disclosed separately on the face of the condensed consolidated income statement as the NORM was created during the Company's historic production process and the remediation is not indicative of the current trading performance of the Company.

7.    Supplementary balance sheet information

	September 29,	December 31,
In millions	2019	2018
Accounts and other receivables
Trade receivables	$56.0	$49.8
Related parties	3.3	0.9
Prepayments and accrued income	9.1	7.7
Derivative financial instruments	—	0.1
Other receivables	4.7	4.2
Total accounts and other receivables	$73.1	$62.7
Inventories
Raw materials and supplies	$31.8	$30.5
Work-in-process	32.9	33.1
Finished goods	31.5	30.0
Total inventories	$96.2	$93.6
Other current assets
Held-for-sale assets	$3.9	$10.7
Other current assets	2.0	—
Total other current assets	$5.9	$10.7
Property, plant and equipment, net
Land, buildings and leasehold improvements	$67.6	$73.3
Machinery and equipment	272.8	286.0
Construction in progress	13.9	10.1
Total property plant and equipment	354.3	369.4
Accumulated depreciation and impairment	(252.8)	(262.5)
Total property, plant and equipment, net	$101.5	$106.9
Current maturities of long-term debt and short-term borrowings
Overdrafts	—	3.5
Total current maturities of long-term debt and short-term borrowings	$—	$3.5
Other current liabilities
Contingent liabilities	$6.8	$5.3
Held-for-sale liabilities	—	2.5
Operating lease liability	3.2	3.5
Other current liabilities	1.8	4.1
Total other current liabilities	$11.8	$15.4
Other non-current liabilities
Contingent liabilities	$1.2	$0.8
Operating lease liability	12.0	14.9
Other non-current liabilities	0.3	0.5
Total other non-current liabilities	$13.5	$16.2

7.    Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities

Held-for-sale assets	September 29,	December 31,
In millions	2019	2018
Property, plant and equipment	$3.7	$5.5
Inventory	0.2	2.9
Accounts and other receivables	—	2.3
Held-for-sale assets	$3.9	$10.7

Held-for-sale liabilities
Accounts payable	$—	$2.5
Held-for-sale liabilities	$—	$2.5

$3.7 million, (2018, $10.7 million) of the held-for-sale assets relate to our Elektron segment, with the remaining $0.2 million (2018, nil) relating to our Gas Cylinders segment. The held-for-sale liabilities in 2018 relate to our Elektron segment.

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during 2019, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2019	$26.3	$41.3	$67.6
Exchange difference	(0.8)	(0.4)	(1.2)
Balance at September 29, 2019	$25.5	$40.9	$66.4

Identifiable intangible assets consisted of the following:

	September 29, 2019			December 31, 2018
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(4.5)	$8.9	$13.4	$(3.8)	$9.6
Technology and trading related	7.6	(3.1)	4.5	7.9	(2.9)	5.0
	$21.0	$(7.6)	$13.4	$21.3	$(6.7)	$14.6

Identifiable intangible asset amortization expense was $0.9 million for the first three-quarters of 2019 and 2018, respectively.
Intangible asset amortization expense for the remainder of 2019 and over the next five years is expected to be approximately $0.3 million in 2019, $1.1 million in 2020, $1.1 million in 2021, $1.1 million in 2022, $1.1 million in 2023 and $1.1 million in 2024.

9.    Debt

Debt outstanding was as follows:

In millions	September 29, 2019	December 31, 2018
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	31.7	—
Other - Bank overdraft	—	3.5
Unamortized debt issuance costs	(1.1)	(1.4)
Total debt	$105.6	$77.1
Less current portion	$—	$(3.5)
Non-current debt	$105.6	$73.6
The weighted-average interest rate on the revolving credit facility was 2.39% for the first three-quarters of 2019 and 3.58% for the full-year 2018.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Loan Notes due 2021	$—	$—	$25.0	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	—	25.0	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	—	31.7	—	—	—	31.7
Total debt	$—	$—	$25.0	$31.7	$25.0	$—	$25.0	$106.7
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to September 29, 2019.
The Loan Notes due 2021, 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the Third Quarter of 2019, we drew down $3.5 million on the Revolving Credit Facility and the balance outstanding at September 29, 2019, was $31.7 million, and at December 31, 2018, was nil. We also repaid our bank overdraft of $7.2 million, resulting in a net repayment of $3.8 million on the facility.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 29, 2019.

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
Derivative financial instruments
We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices such as aluminum prices. We manage exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments such as foreign currency forward purchase contracts and aluminum forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. The Company had less than $0.1 million and $0.1 million derivative financial instruments disclosed within Accounts and other receivables as of September 29, 2019 and December 31, 2018, respectively. There were also less than $0.1 million and nil derivative financial instruments recorded in Other current liabilities at September 29, 2019, and December 31, 2018, respectively.
The fair value of forward foreign currency exchange contracts deferred in equity was a loss of $0.8 million and a loss of $0.8 million at September 29, 2019, and December 31, 2018, respectively. During the Third Quarter of 2019, $0.1 million was transferred to the Condensed Consolidated Income Statement.
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
At September 29, 2019, and December 31, 2018, the Company held various forward foreign currency exchange contracts designated as hedges in respect of forward sales for euros for the receipt of GBP sterling or euros. The Company also held forward foreign currency exchange contracts designated as hedges in respect of forward purchases for euros, U.S. and Canadian dollars by the sale of GBP sterling. The contract totals in GBP sterling and euros, range of maturity dates and range of exchange rates are disclosed below, with the value denominated in GBP sterling given that is the currency the majority of the contracts are held in.

September 29, 2019
Sales hedges	Euros
Contract totals/£m	3.6
Maturity dates	11/19 to 12/19
Exchange rates	€1.1221 to €1.1234

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	5.9	0.8	5.9
Maturity dates	09/19 to 12/19	12/19	09/19 to 10/19
Exchange rates	$1.2287 to $1.2424	$1.1205	$1.6213 to 1.6476

December 31, 2018
Sales hedges	U.S. dollars	Euros
Contract totals/£m	4.8	7.2
Maturity dates	01/19 to 07/19	01/19 to 07/19
Exchange rates	$1.2519 to $1.3419	€1.0949 to €1.1702

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Czech koruna
Contract totals/£m	7.5	1.7	2.9	0.1
Maturity dates	01/19 to 07/19	01/19 to 06/19	01/19 to 03/19	01/19
Exchange rates	$1.2609 to $1.3380	€1.1074 to €1.1221	$1.7039 to $1.7416	CZK 28.4490

The above contracts are held in GBP sterling, therefore the analysis in the table has been given in GBP sterling to avoid any movements as a result of translation.

10.    Derivatives and financial instruments (continued)
Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instrument:
Cash at bank and in hand / overdrafts
The carrying value approximates to the fair value as a result of the short-term maturity of the instruments. Cash at bank and in hand are subject to a right to offset in the U.S.

Bank loans
Bank and other loans, excluding overdrafts, of $106.7 million were outstanding at September 29, 2019, and $75.0 million were outstanding at December 31, 2018. Bank and other loans are shown net of issue costs of $1.1 million and $1.4 million at September 29, 2019, and December 31, 2018, respectively, and are to be amortized to the expected maturity of the facilities. Of the bank and other loans outstanding, $31.7 million and none is variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt, at September 29, 2019, and December 31, 2018, respectively.

Forward foreign currency exchange rate contracts
The fair value of these contracts was calculated by determining what the Company would be expected to receive or pay on termination of each individual contract by comparison to present market prices.

LME derivative contracts
During 2018 the fair value of these contracts has been calculated by valuing the contracts against the equivalent forward rates quoted on the LME. There were no LME derivative contracts in 2019.

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
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at September 29, 2019, were analyzed using the hierarchy as follows:

In millions	Total	Level 1	Level 2	Level 3
Interest bearing loans and borrowings:
Loan Notes due 2021	(25.0)	—	(25.0)	—
Loan Notes due 2023	(25.5)	—	(25.5)	—
Loan Notes due 2026	(26.2)	—	(26.2)	—
Revolving Credit Facility	(31.7)	—	(31.7)	—
Other financial liabilities:
Lease liabilities	(15.2)	—	(15.2)	—
Deferred contingent consideration	(0.6)	—	—	(0.6)

10.    Derivatives and financial instruments (continued)
The following table presents the changes in Level 3 instruments for the Third Quarter ended September 29, 2019.

In millions	2019
Balance at January 1,	$0.9
Payments made during year	(0.5)
Unwind of discount on deferred consideration	0.2
Balance at September 29,	$0.6
Total losses for the period included in profit and loss for assets held at the end at September 29,	0.2
Change in unrealized (gains) or losses for the period included in profit and loss for assets held at the end at September 29,	$0.2

11.    Income taxes
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
The effective income tax rate for the 39-week period ended September 29, 2019, was 42.7%, compared to 22.8% for the 39-week period ended September 30, 2018. The 2019 rate was adversely affected by the impact of non-deductible expenses related to the aborted acquisition of Neo Performance Materials and restructuring activities, partially offset by the non-taxable income in relation to the sale of our Czech business. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
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

12.     Pension plans
The principal defined benefit pension plan in the U.K. is the Luxfer Group Pension Plan. The Company’s other arrangements are less significant than the Luxfer Group Pension Plan, the largest being the BA Holdings, Inc. Pension Plan in the U.S.
Components of net periodic benefit cost for our pension plans for the Third Quarter ended September 29, 2019, and September 30, 2018 were as follows:

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Net periodic benefit credit
Interest cost	$2.6	$2.6	$8.0	$7.9
Expected return on plan assets	(3.6)	(4.2)	(11.1)	(12.8)
Amortization of:
Net actuarial loss	0.7	0.7	2.1	2.0
Prior service credit	(0.1)	(0.2)	(0.3)	(0.4)
Net periodic benefit credit	$(0.4)	$(1.1)	$(1.3)	$(3.3)
In respect of defined contribution plans
Total charge for defined contribution plans	1.1	1.3	3.5	3.9
Total charge for pension plans	$0.7	$0.2	$2.2	$0.6
In accordance with ASC 715, defined benefit credit is split in the condensed consolidated income statement, with $0.2 million (2018: $0.2 million) of expenses recognized within Selling, general and administrative expenses during the Third Quarter of 2019 and $0.4 million (2018: $0.6 million) year-to-date. A credit of $0.6 million (2018: $1.3 million) has also been recognized below Operating income in the condensed consolidated income statement during the Third Quarter of 2019, $1.7 million (2018: $3.9 million) year-to-date.
13.    Share plans

Total share-based compensation expense for the Third Quarter and three-quarters ended September 29, 2019, and September 30, 2018, was as follows:

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Total share-based compensation charges	$0.6	$1.2	$4.0	$3.1
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

14.    Shareholders' equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Dividends declared and paid during the year:
Interim dividend paid February 7, 2018 ($0.125 per ordinary share)	$—	$—	$—	$3.4
Interim dividend paid May 2, 2018 ($0.125 per ordinary share)	—	—	—	3.3
Interim dividend paid August 1, 2018 ($0.125 per ordinary share)	—	3.3	—	3.3
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid May 1, 2019 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid August 7, 2019 ($0.125 per ordinary share)	3.4	—	3.4
	$3.4	$3.3	$10.2	$10.0

In millions	2019	2018
Dividends declared after the period, (not recognized as a liability as at the period end):
Interim dividend declared October 8, and paid November 7, 2018: ($0.125 per ordinary share)	$—	$3.3
Interim dividend declared October 3, and to be paid November 6, 2019: ($0.125 per ordinary share)	3.4	—
	$3.4	$3.3
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(2) and adjusted EBITDA, which we defined as segment income and is based on operating income adjusted for share-based compensation expense; qualifying restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; loss on disposal of property, plant and equipment; depreciation and amortization; and unwind of discount on deferred consideration.

15.    Segmental information (continued)
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Third Quarter and year-to-date ended September 29, 2019, and September 30, 2018, is included in the following summary:

	Net sales				Adjusted EBITDA
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Gas Cylinders segment	$54.2	$62.2	$170.7	$181.9	$6.3	$6.3	$17.9	$17.3
Elektron segment	52.9	66.9	173.3	195.1	10.4	16.7	37.5	46.3
Consolidated	$107.1	$129.1	$344.0	$377.0	$16.7	$23.0	$55.4	$63.6

	Depreciation and amortization				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Gas Cylinders segment	$1.3	$1.9	$4.1	$5.8	$2.3	$—	$19.5	$0.1
Elektron segment	2.3	2.8	7.2	8.7	0.3	1.1	4.8	2.0
Consolidated	$3.6	$4.7	$11.3	$14.5	$2.6	$1.1	$24.3	$2.1

	Total assets		Capital expenditures
	September 29,	December 31,	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018	2019	2018
Gas Cylinders segment	$161.4	$156.3	$0.5	$0.8	$2.9	$1.5
Elektron segment	203.2	218.2	0.3	3.3	8.2	6.4
Other	37.8	34.3	—	0.1	—	0.1
	$402.4	$408.8	$0.8	$4.2	$11.1	$8.0

	Property, plant and equipment, net
	September 29,	December 31,
In millions	2019	2018
United States	$58.2	$66.1
United Kingdom	38.3	36.0
Rest of Europe	1.0	1.1
Asia Pacific	0.3	0.3
Other (3)	3.7	3.4
	$101.5	$106.9

(1) The Luxfer Czech Republic business unit was sold at the end of the Second Quarter of 2019. Its results of operations are included within the 2018 figures and 2019 year-to-date figures.
(2) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.
(3) Other includes Canada, South America, Latin America and Africa.

15.    Segmental information (continued)
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Adjusted EBITDA	$16.7	$23.0	$55.4	$63.6
Other share-based compensation charges	(0.6)	(1.2)	(4.0)	(3.1)
Loss on disposal of property, plant and equipment	—	(0.2)	—	(0.2)
Depreciation and amortization	(3.6)	(4.7)	(11.3)	(14.5)
Unwind discount on deferred consideration	(0.1)	(0.2)	(0.2)	(0.5)
Restructuring charges	(2.6)	(1.1)	(24.3)	(2.1)
Fair value adjustment to held-for-sale assets	—	—	0.2	—
Acquisition and disposal related gains / (costs)	—	—	(1.7)	—
Other charges (4)	(2.7)	—	(2.7)	—
Defined benefits pension mark-to-market gain	0.6	1.3	1.7	3.9
Interest expense, net	(1.3)	(1.2)	(3.5)	(3.7)
Provision for income taxes	(0.6)	(3.5)	(4.1)	(9.9)
Net income	$5.8	$12.2	$5.5	$33.5
The following tables present certain geographic information by geographic region for the Third Quarter and Year-to-date, ended June 30, 2019 and July 1, 2018, respectively:

	Net Sales(5)
	Third Quarter				Year-to-date
	2019		2018		2019		2018
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$58.0	54.1%	$67.2	52.1%	$182.4	52.9%	$195.4	51.8%
U.K.	7.9	7.4%	13.1	10.1%	28.5	8.3%	36.5	9.7%
Germany	4.2	3.9%	10.6	8.2%	18.2	5.3%	31.6	8.4%
Italy	5.1	4.8%	6.9	5.3%	16.8	4.9%	17.0	4.5%
France	3.5	3.3%	3.9	3.0%	12.9	3.8%	12.9	3.4%
Top five countries	$78.7	73.6%	$101.7	78.8%	$258.8	75.2%	$293.4	77.8%
Rest of Europe	8.6	8.0%	7.7	6.0%	30.5	8.9%	25.1	6.7%
Asia Pacific	13.0	12.1%	14.3	11.1%	37.3	10.8%	40.7	10.8%
Other (6)	6.8	6.3%	5.4	4.2%	17.4	5.1%	17.8	4.7%
	$107.1		$129.1		$344.0		$377.0

(4) Other charges relates to an expense incurred in relation to the Company's decision to commence a project to remove low-level naturally occurring radioactive material.
(5) Net sales are based on the geographic destination of sale.
(6) Other includes Canada, South America, Latin America and Africa.

16.     Leases
We have operating leases for buildings, vehicles and certain equipment. The majority of our leases have remaining lease terms of one to nine years, with one building having 54 years remaining.
The components of lease expense were as follows:

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Operating lease cost	$1.0	$1.0	$3.2	$2.9
None of our leases were classified as finance leases in 2019 or 2018.

16.     Leases (continued)
Supplemental cash flow information related to leases was as follows:

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Operating cash flows from operating leases	$1.0	$1.0	$3.2	$2.9
Supplemental balance sheet information related to leases was as follows:

	September 29,	December 31,
In millions	2019	2018
Operating leases
Operating lease right-of-use asset	$15.1	$18.4

Other current liabilities	3.2	3.5
Other non-current liabilities	12.0	14.9
	$15.2	$18.4

Weighted Average Remaining Lease Term (Years)	3.6	3.7
Weighted Average Discount Rate	4.46%	4.46%
Future maturities of lease liabilities as of September 29, 2019 were as follows:

In millions	2019
Remainder of 2019	$0.9
2020	4.1
2021	3.3
2022	2.1
2023	1.4
2024	1.1
Thereafter	9.2
Total lease payments	$22.1
Less amount of lease payments representing interest	(6.9)
Total	$15.2

17.     Commitments and contingencies
Committed banking facilities
At September 29, 2019, and December 31, 2018, the Company had committed banking facilities of $150.0 million. The facilities were for providing loans and overdrafts, with a separate facility for letters of credit which at September 29, 2019 and December 31,2018, was £7.0 million ($8.9 million). Of the committed facilities, no loans were drawn and no letters of credit were utilized at September 29, 2019, ($3.5 million, and nil at December 31, 2018). The Company also has a separate bonding facility for bank guarantees denominated in GBP sterling of £3.0 million ($3.8 million), of which GBP sterling of £1.0 million ($1.4 million) was utilized at September 29, 2019, and December 31, 2018, respectively.
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
In November 2018, a garbage truck, outfitted with a Compressed Natural Gas (“CNG”) fuel system containing the Company’s cylinders and valves, was involved in a fire and explosion at a maintenance garage. As a result of this fire and explosion, an employee of the garage suffered personal injury. Additionally, the force of the explosion caused property damage to the garage and garbage truck. As at September 29, 2019 it is too early to determine the exact cause of the fire and explosion and how liability would be apportioned if a lawsuit was initiated. The Company is insured for claims made for injury or damage caused by products sold with a $1.0 million deductible. The maximum potential exposure and impact to our results of operations is $1.0 million.
18.     Subsequent events
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
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first nine-months of 2019, and will likely impact our results in the future:

•
Third-Quarter results were behind expectations as sales fell 17%, led by an 84% decline in sales of our Solumag® product line used in fracking operations and a general slowdown observed in our industrial end-market. Temporary inefficiencies in our Madison, Illinois Graphic Arts plant, due to disruption following storm-related flooding also negatively impacted sales.

•	Given the industrial sales softness, we are accelerating our cost savings initiatives and increasing our growth focus on markets such as Defense.

•	We also continued along our transformation journey making solid progress with business restructuring initiatives aimed at further reducing our fixed cost structure while seeding revenue growth.

In 2019, our operating objectives and trends we expect to impact our business include the following:

•	We have converted from foreign private issuer status to domestic issuer status, which requires us to comply with the U.S. SEC domestic reporting regime from January 1, 2019.

•	Improvement of the Gas Cylinder Segment with a project to consolidate the French operation into the U.K. and U.S to reduce fixed costs.

•	Focusing on developing global talent and implementing a high-performance culture.

•	Productivity acceleration and growth recovery as we implement a lean manufacturing process and faster product innovation.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Third Quarter of 2019 and 2018 of Luxfer were as follows:

	Third Quarter
In millions	2019	2018	2019 v 2018
Net sales	$107.1	$129.1	(17.0)%
Cost of goods sold	(81.9)	(95.1)	(13.9)%
Gross profit	25.2	34.0	(25.9)%
% of net sales	23.5%	26.3%	(2.8)
Selling, general and administrative expenses	(11.8)	(15.2)	(22.4)%
% of net sales	11.0%	11.8%	(0.8)
Research and development	(1.5)	(2.0)	(25.0)%
% of net sales	1.4%	1.5%	(0.1)
Restructuring charges	(2.6)	(1.1)	136.4%
% of net sales	2.4%	0.9%	1.5
Other expenses	(2.7)	—	n/a
% of net sales	2.5%	—%	2.5
Operating income	6.6	15.7	(58.0)%
% of net sales	6.2%	12.2%	(6)
Net interest expense	(1.3)	(1.2)	8.3%
% of net sales	1.2%	0.9%	0.3
Defined benefit pension credit	0.6	1.3	(53.8)%
% of net sales	0.6%	1.0%	(0.4)
Income before income taxes and equity in net income of affiliates	5.9	15.8	(62.7)%
% of net sales	5.5%	12.2%	(6.7)
Provision for income taxes	(0.6)	(3.5)	(82.9)%
Effective tax rate	9.4%	22.3%	(12.9)
Income before equity in net income of affiliates	5.3	12.3	(56.9)%
% of net sales	4.9%	9.5%	(4.6)
Equity in income / (loss) of unconsolidated affiliates (net of tax)	0.5	(0.1)	n/a
% of net sales	0.5%	(0.1)%	0.6
Net income	$5.8	$12.2	(52.5)%
% of net sales	5.4%	9.5%	(4.1)

The consolidated results of operations for the three-quarters ended September 29, 2019 and September 30, 2018 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2019	2018	2019 v 2018
Net sales	$344.0	$377.0	(8.8)%
Cost of goods sold	(257.7)	(279.1)	(7.7)%
Gross profit	86.3	97.9	(11.8)%
% of net sales	25.1%	26.0%	(0.9)
Selling, general and administrative expenses	(42.6)	(47.2)	(9.7)%
% of net sales	12.4%	12.5%	(0.1)
Research and development	(4.5)	(5.5)	(18.2)%
% of net sales	1.3%	1.5%	(0.2)
Restructuring charges	(24.3)	(2.1)	n/a
% of net sales	7.1%	0.6%	6.5
Impairment credit	0.2	—	n/a
% of net sales	(0.1)%	—%	(0.1)
Acquisition and disposal related costs	(1.7)	—	n/a
% of net sales	0.5%	—%	0.5
Other expense	(2.7)	—	n/a
% of net sales	0.8%	—%	0.8
Operating income	10.7	43.1	(75.2)%
% of net sales	3.1%	11.4%	(8.3)
Net interest expense	(3.5)	(3.7)	(5.4)%
% of net sales	1.0%	1.0%	—
Defined benefit pension credit	1.7	3.9	(56.4)%
% of net sales	0.5%	1.0%	(0.5)
Income before income taxes and equity in net income of affiliates	8.9	43.3	(79.4)%
% of net sales	2.6%	11.5%	(8.9)
Provision for income taxes	(4.1)	(9.9)	(58.6)%
Effective tax rate	42.7%	22.8%	19.9
Income before equity in net income of affiliates	4.8	33.4	(85.6)%
% of net sales	1.4%	8.9%	(7.5)
Equity in income of unconsolidated affiliates (net of tax)	0.7	0.1	600.0%
% of net sales	0.2%	—%	0.2
Net income	$5.5	$33.5	(83.6)%
% of net sales	1.6%	8.9%	(7.3)

Net sales
The 17.0% and 8.8% decrease in consolidated net sales in the third quarter and first nine-months, respectively, of 2019 from 2018 were primarily the result of:

•	Lower sales of our proprietary SoluMag® alloy as a result of continuing destocking amid budgetary pressures affecting North American shale producers;

•	Lower sales in Luxfer Graphic Arts as our North American facility continues its recovery following plant consolidation challenges and disruption as a result of storm-related flooding;

•	$4.4 million revenue decline as a result of the divestiture of Elektron's magnesium Czech recycling business at the end of Q2;

•	Reduction in sales in the Gas Cylinders segment affecting Superform for European luxury automobiles and lower margin aluminum gas cylinders;

•	Adverse foreign currency effects of $2.8 million in the quarter and $9.9 million for the first nine months.

Gross profit
The 2.8 and 0.9 percentage point decrease in gross profit as a percentage of sales in the third quarter and first nine-months of 2019 from 2018 was primarily the result of adverse sales mix and unfavorable foreign exchange movements. These were partially offset by our continued effort to reduce production-based costs.

Selling, general and administrative expenses ("SG&A")
The 0.8 percentage point decrease in SG&A costs as a percentage of sales in the third quarter of 2019 from 2018 was primarily the result of cost saving activities.
SG&A as a percentage of sales was relatively unchanged in the first nine-months of 2019 from 2018.

Restructuring charges
The $2.6 million restructuring charge in the third quarter of 2019 was driven by $2.1 million of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, ongoing site costs and legal and professional fees. In addition, restructuring charges include $0.5 million related to one-time employee benefits across sites in North America and the U.K in the Elektron and Gas Cylinders segment.
The $24.3 million restructuring charge in the first nine-months of 2019 includes $18.7 million in relation to the closure of Luxfer Gas Cylinders France; $4.6 million related to asset write-downs and one-time employee benefits following the decision to scale down production at one of our Luxfer Magtech sites; and $1.0 million of other simplification costs.
The $1.1 million and $2.1 million restructuring charge in the third quarter and first nine-months of 2018, respectively, was predominantly the result of of termination costs and a property impairment charge related to the rationalization of Elektron's Graphic Arts operations and severance costs in the Gas Cylinders segment.

Impairment charges
The impairment credit of $0.2 million in the first nine-months of 2019 reflects a fair value adjustment to the held-for-sale assets in the Elektron segment.

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

Other charges
The $2.7 million other charges incurred in the third quarter of 2019, is the result of the Company's decision to commence a project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at its Manchester, UK site. The work represents remediation of a legacy environmental issue and is expected to complete in the second quarter of 2020 but with no significant further costs envisaged.

Net interest expense
The 5.4% reduction in net interest expense in the first nine-months of 2019 from 2018 was due to the reduction in the average debt balance in 2019 resulting in lower interest costs, following the repayment of $15.0 million private placement debt at maturity, in June 2018. Net interest expense in the third quarter of 2019 over 2018 remained flat at $1.3 million.

Defined benefit pension credit
The $0.7 million and $2.2 million decrease in defined benefit pension credit in the third quarter and first nine-months respectively is primarily due to lower projected asset returns in 2019.

Provision for income taxes
The movement in the statutory effective tax rate from 22.8% in 2018 to 42.7% in 2019 was primarily due to non-deductible expenses related to acquisition and restructuring activities. When stripping out the effect of these expenses, our adjusted effective tax rate has fallen from 22.8% in 2018 to 19.0% in 2019.

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

	Third Quarter		Year-to-date
In millions except per share data	2019	2018	2019	2018
Net income / (loss)	$5.8	$12.2	$5.5	$33.5
Accounting charges relating to acquisitions and disposals of businesses:
Unwind of discount on deferred consideration	0.1	0.2	0.2	0.5
Amortization on acquired intangibles	0.3	0.3	0.9	0.9
Acquisitions and disposals	—	—	1.7	—
Defined benefit pension credit	(0.6)	(1.3)	(1.7)	(3.9)
Restructuring charges	2.6	1.1	24.3	2.1
Impairment charges	—	—	(0.2)	—
Other charges	2.7	—	2.7	—
Share-based compensation charges	0.6	1.2	4.0	3.1
Income tax on adjusted items	(1.5)	(0.3)	(3.8)	(0.6)
Adjusted net income	$10.0	$13.4	$33.6	$35.6

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.21	$0.44	$0.20	$1.22
Impact of adjusted items	0.15	0.04	1.01	0.08
Adjusted diluted earnings per ordinary share	$0.36	$0.48	$1.21	$1.29

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Adjusted net income	$10.0	$13.4	$33.6	$35.6
Add back:
Income tax on adjusted items	1.5	0.3	3.8	0.6
Provision for income taxes	0.6	3.5	4.1	9.9
Net finance costs	1.3	1.2	3.5	3.7
Adjusted EBITA	$13.4	$18.4	$45.0	$49.8
Loss on disposal of PPE	—	0.2	—	0.2
Depreciation	3.3	4.4	10.4	13.6
Adjusted EBITDA	$16.7	$23.0	$55.4	$63.6

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Third Quarter		Year-to-date
In millions	2019	2018	2019	2018
Adjusted net income	$10.0	$13.4	$33.6	$35.6
Add back:
Income tax on adjusted items	1.5	0.3	3.8	0.6
Provision for income taxes	0.6	3.5	4.1	9.9
Adjusted income before income taxes	$12.1	$17.2	$41.5	$46.1
Adjusted provision for income taxes	2.1	3.8	7.9	10.5
Adjusted effective tax rate	17.4%	22.1%	19.0%	22.8%
The following table presents a reconciliation of net debt which management believes is a liquidity measure used by the investment community and that such presentation will enhance an investor's understanding of the Company's financial position.

	September 29,	December 31,
In millions	2019	2018
Current maturities of long-term debt and short-term borrowings	$—	$3.5
Long-term debt	105.6	73.6
Total debt	105.6	77.1
Add back:
Cash and cash equivalents	(11.9)	(13.8)
Net debt	$93.7	$63.3
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for qualifying restructuring charges; impairment charges; acquisition and disposal related gains / costs; other charges; loss on disposal of property, plant and equipment; depreciation and amortization; share based compensation expense; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 15 to the condensed consolidated financial statements.
GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2019	2018	2019 v 2018	2019	2018	2019 v 2018
Net sales	$54.2	$62.2	(12.9)%	$170.7	$181.9	(6.2)%
Adjusted EBITDA	6.3	6.3	—%	17.9	17.3	3.5%
% of net sales	11.6%	10.1%	1.5	10.5%	9.5%	1.0
Net sales
The 12.9% and 6.2% decrease in Gas Cylinders sales in the third quarter and first nine-months, respectively, of 2019 from 2018 was primarily the result of:

•	Lower sales of aluminum cylinders used in industrial applications;

•	Decreased sales in Superform for European luxury automobiles; and

•	Adverse foreign currency effects of $1.6 million in the quarter and $5.2 million for the first nine months.

•	These are partially offset by continued strength in alternative fuel cylinder sales.

Adjusted EBITDA
The 1.5 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the third quarter of 2019 from 2018 was primarily the result of successful cost saving initiatives.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2019	2018	2019 v 2018	2019	2018	2019 v 2018
Net sales	$52.9	$66.9	(20.9)%	$173.3	$195.1	(11.2)%
Adjusted EBITDA	10.4	16.7	(37.7)%	37.5	46.3	(19.0)%
% of net sales	19.7%	25.0%	(5.3)	21.6%	23.7%	(2.1)
Net sales
The 20.9% and 11.2% decrease in Elektron sales in the third quarter and first nine-months, respectively, of 2019 from 2018 was primarily the result of:

•	Lower sales of our proprietary SoluMag® alloy ;

•	Lower sales of other industrial products;

•	$4.4 million revenue decline as a result of the divestiture of Elektron's magnesium Czech recycling business at the end of Q2; and

•	Adverse foreign currency effects of $1.2 million in the quarter and $4.7 million for the first nine months.

Adjusted EBITDA
The 5.3 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the third quarter of 2019 from 2018 was primarily the result of adverse sales mix, impacted by lower SoluMag sales and temporary inefficiencies in our Madison, IL plant due to disruptions following unprecedented storm related flooding, partially offset by execution of cost-saving initiatives.
The first nine-months 2.1 percentage point decrease over 2018 incorporates the third quarter factors above partially offset by the improved sales mix of the first quarter of 2019, which was driven by higher zirconium-based catalysis sales.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 29, 2019.
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
Cash Flows
Operating activities
Cash used in operating activities was $13.6 million for the first nine-months in 2019. It was primarily related to net income from operating activities for the period, net of the following non-cash items: depreciation and amortization; asset impairment credit; other charges, pension contributions and net changes to assets and liabilities.
Cash provided by operating activities was $39.9 million in the first nine-months of 2018. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $4.5 million for the first nine-months in 2019, compared to net cash used for investing activities of $7.9 million in 2018. The movement was primarily due to $4.6 million of proceeds received on the sale of our Czech business and $1.2 million proceeds from the sale of property, plant and equipment, offset by an increase in capital expenditures which were $10.3 million and $8.2 million, in 2019 and 2018, respectively. We anticipate capital expenditures for fiscal 2019 to be around $15 million.
Financing activities
In the first nine-months of 2019, net cash provided from financing activities was $16.5 million (2018: $36.0 million outflow). We made net drawdowns on our banking facilities of $28.2 million (2018: $25.3 million repayment) and dividend payments of $10.2 million (2018: $10.0 million). We also received $3.3 million (2018: $6.3 million) in relation to proceeds from sales of shares and paid out $4.3 million (2018: $7.0 million) in share-based compensation.
Capital Resources
Dividends
We paid dividends in 2019 of $10.2 million (2018: $10.0 million), or $0.375 per ordinary share.
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
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2021	$25.0	$—	$25.0	$—	$—
Loan Notes due 2023	25.0	—	—	25.0	—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving credit facility	31.7	—	—	31.7	—
Deferred contingent consideration	0.6	—	0.6	—	—
Obligations under operating leases	22.1	4.0	5.9	2.7	9.5
Capital commitments	1.8	1.8	—	—	—
Obligations for environmental remediation	2.1	2.1	—	—	—
Interest payments	14.8	3.4	5.8	3.4	2.2
Total contractual cash obligations	$148.1	$11.3	$37.3	$62.8	$36.7

Off-balance sheet measures
At September 29, 2019, we had no off-balance sheet arrangements.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the quarter ended September 29, 2019. For additional information, refer to Item 7A of our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 29, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 29, 2019, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended September 29, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K, except that the U.K.'s exit ('Brexit') from the European Union (E.U.) has been further deferred by the E.U. until January 31, 2020, with the possibility of an earlier exit should that be approved by the U.K. parliament. However, the risk factors under the caption "Our global operations expose us to economic conditions, potential tax costs, political risks and specific regulations in the countries in which we operate" previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K relating to Brexit, remain applicable.

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

101
The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended September 29, 2019, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
October 30, 2019