Form 10-K
period 2019-12-31
LUXFER HOLDINGS PLC
filed 2020-03-10
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35370
Luxfer Holdings PLC
(Exact Name of Registrant as Specified in Its Charter)

England and Wales	98-1024030
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
Lumns Lane, Manchester, United Kingdom M27 8LN
Address of principal executive offices
Registrant’s telephone number, including area code: +44 (0) 161-300-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Ordinary Shares, nominal value £0.50 each	LXFR	New York Stock Exchange
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

Large accelerated filer ☐                     Accelerated filer ☒
Non accelerated filer ☐                     Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No    ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant was approximately $640,603,954 based on the last reported sale price of such securities as of June 28, 2019, the last business day of the Registrant’s most recently completed second quarter.
The number of shares outstanding of Registrant’s only class of ordinary stock on December 31, 2019, was 27,431,283.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on June 3, 2020, to be filed no later than 120 days after the end of the fiscal year covered by this annual report, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1.        Business

Background and business overview

Luxfer Holdings PLC ("Luxfer," "the Company," "we") is a global producer of highly-engineered industrial materials focused on sustained value creation using its broad array of technical knowhow and proprietary materials technologies. The company specializes in the design and manufacture of high-performance products for transportation, defense and emergency response, healthcare, and general industrial purposes. Luxfer customers include both end-users of its products and manufacturers that incorporate Luxfer products into finished goods.
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
We have a global presence, operating 16 manufacturing plants in the U.S., the U.K., Canada and China, and employ approximately 1,600 people, including temporary staff. We also have joint ventures in Japan and India. In 2019, our net sales were $443.5 million (2018: $487.9 million, 2017: $441.3 million) and our net income was $3.1 million (2018: $25.0 million, 2017: $16.6 million). In 2019, we manufactured and sold approximately 11,000 metric tons of our magnesium products, approximately 2,800 metric tons of our zirconium products (excluding water weight as sold as a solution) and approximately 1.7 million high-pressure gas cylinders.
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
On June 30, 2018, Luxfer Holdings PLC determined that the Company did not meet the criteria to continue as a Foreign Private Issuer, or "FPI." The result of which means, that as of January 1, 2019, the Company is now a Domestic Issuer, conforms with the full listing rules of the New York Stock Exchange and is in full compliance with applicable SEC regulations.
Luxfer operates in two business segments - Elektron and Gas Cylinders.
Elektron Segment
Our Elektron Segment focuses on specialty materials based primarily on magnesium and zirconium. In 2019, sales from our Elektron Segment represented approximately 50% (2018: 51%, 2017: 50%) of our consolidated net sales. Our top ten customers represented 31% of segment sales. No customer represented 10% or more of our Elektron Segment sales.
Key product lines include:

•	Advanced lightweight, corrosion-resistant and heat- and flame-resistant magnesium alloys including our dissolvable SoluMag® alloy.

•	Magnesium powders used in countermeasure flares that protect aircraft from heat-seeking missiles and also for heating pads for self-heating meals used by the military and emergency-relief agencies.

•	High-performance zirconium-based materials and oxides used as catalysts and in the manufacture of advanced ceramics, fiber-optic fuel cells, and many other performance products.

•	Magnesium, copper, and zinc photoengraving plates for graphic arts and luxury packaging.
Gas Cylinders Segment
Our Gas Cylinders Segment manufactures and markets specialized products using aluminum, titanium and carbon composites. In 2019, sales from our Gas Cylinders Segment represented approximately 50% (2018: 49%, 2017: 50%) of our consolidated net sales. Our top ten customers represented 46% of segment sales. One customer represented 11% of our Gas Cylinders Segment sales with no other customer greater than 10%.
Key product lines include:

•
Carbon composite cylinders for self-contained breathing apparatus (SCBA), used by firefighters and other emergency-responders. Our products are also used by scuba divers and personnel in potentially hazardous environments such as mines.

•	Aluminum and composite cylinders used for containment of oxygen and other medical gases used by patients, healthcare facilities and laboratories.

•	Carbon composite cylinders for compressed natural gas (CNG) and hydrogen containment in alternative fuel (AF) vehicles.

•	Lightweight aluminum cylinders for a variety of industrial applications such as fire extinguishers and containment of high-purity specialty gases.

•	Lightweight aluminum and titanium panels superformed into highly complex shapes used mainly in the Aerospace and Luxury-Auto industries.

Financial Information about Segments and Geographic Areas
See Note 16 ("Segmental Information") to our consolidated financial statements for further information regarding our operating segments and our geographic areas.
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
We generally purchase raw materials from suppliers on a spot basis under standard terms and conditions. In 2017, we entered into a three-year supply contract with Rio Tinto Alcan for a substantial portion of our aluminum requirements. In addition, we have supply contracts in place with U.S. Magnesium for raw material purchases of magnesium ingot for both military and commercial applications. The military contract covers magnesium purchases through December 31, 2023, whereas the commercial contract covers through December 31, 2021.
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

Gas Cylinders Segment
The largest single raw material purchased by the Gas Cylinders Segment is aluminum. In 2019, we purchased approximately 60% of our aluminum from Rio Tinto Alcan and its associated companies, and aluminum represented approximately 50% of the segment's raw material costs in the year.
The price of aluminum has been somewhat volatile in the past and while we pass on most price movements to our customers, sometimes through contractual cost-sharing formulas, doing so can be more difficult or time consuming with our higher-value products. Whilst we have historically hedged a portion of our exposure to fluctuations in aluminum pricing no hedges were taken out in 2019.
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
Our end-markets
Key end-markets for Luxfer products fall into four categories:
Transportation (32% of 2019 sales): Many Luxfer products serve a growing need to improve and safeguard the environment in the field of transportation, including our zirconium-based products that reduce automotive emissions; our lightweight magnesium alloys used in fuel-efficient aerospace and automotive designs; and our lightweight, high-pressure carbon composite alternative fuel cylinders that contain clean-burning compressed natural gas and hydrogen. We also superform single sheets of aluminum, magnesium or titanium to create complex, three-dimensional components used in automotive, aerospace and rail components.

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

Defense and emergency response (27% of 2019 sales) : Luxfer offers several products that address principal factors driving growth in this market, such as heightened societal expectations regarding protection of people, equipment and property during conflicts and emergencies. Our products include magnesium powders for countermeasure flares that defend aircraft against heat-seeking missile attack and for flameless heaters used in meals, life-support cylinders for firefighters and other emergency-service personnel, fire extinguisher cylinders, and chemical agent detection and decontamination products.

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

Healthcare (5% of 2019 sales): Luxfer has a long history serving the healthcare end-market, and we see this as a major area for the introduction of new products and solutions. These include lightweight aluminum and composite cylinders for containment of medical and laboratory gases; zirconium powders for pharmaceutical products; magnesium materials for lightweight orthopedic devices; specialized magnesium alloys for cardiovascular stents and implants; and zirconium materials for biomedical applications and dental implants.

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

General industrial (36% of 2019 sales): Our core technologies have enabled us to serve various other markets and applications. Our products include zirconium-based compounds to purify drinking water and clean industrial exhausts; magnesium alloys shaped for use in various general engineering applications; and high-pressure gas cylinders used for high-purity specialty gases, beverage dispensing, scuba diving and performance racing. Metal foil-stamping and embossing dies are used primarily for luxury packaging, labels and greeting cards. Our high-quality magnesium, copper, brass and zinc plates are ideal for these and other graphic applications.

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
Research and Development
Luxfer recognizes the importance of research in materials science and the need to develop innovative new products to meet future needs of customers and to continue providing growth opportunities for the business. Each year, we invest in the development of new products and processes directed towards transportation, defense and emergency response, healthcare and general industrial end-markets. Direct expenditures on research and development amounted to $5.7 million in 2019 (2018: $6.4 million; 2017: $7.8 million). Our product development projects also include utilizing skills of our wider commercial technical sales staff and general management, many of whom are highly qualified scientists and engineers. A large proportion of senior sales and management time is spent overseeing development of products and working with customers on integrating our products and solutions into their product designs.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q , Current Reports on Form 8-K and any exhibits or amendments to these are made available, free of charge on our website at http://www.luxfer.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission ("SEC"). Information on our website is not incorporated by reference herein and is not a part of this report.
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
Risks Relating to Our Operations
We depend on certain end-markets, including automotive, alternative fuels, self-contained breathing apparatus, aerospace and defense, healthcare, oil and gas and printing and paper. An economic downturn, or regulatory changes, in any of those end-markets, could reduce sales and profit margins on those end-markets.
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
Our global operations expose us to economic conditions, potential tax costs, political risks and specific regulations or restrictions in the countries in which we operate, which could have a material adverse impact on our results of operations, financial position and cash flows.
We derive our sales and earnings from operations in many countries and are subject to risks associated with doing business internationally. We have wholly-owned operations in the U.S., the U.K., Canada, China and Australia; and joint venture facilities in India and Japan. Doing business in different countries has risks, including the potential for adverse changes in the local social, political, financial or regulatory climate, difficulty in staffing and managing geographically diverse operations, and the costs of complying with a variety of laws and regulations. For example the change in the political climate in the U.S. and imposition of tariffs could make it more challenging or expensive to import products manufactured in Europe.
Due to the fact we have operations in many countries, we are also liable to pay taxes in many fiscal jurisdictions. Our tax burden depends on the interpretation of local tax regulations, bilateral or multilateral international tax treaties and the administrative doctrines in each jurisdiction. Changes in these tax regulations may increase our tax burden, or otherwise affect our accounting for taxes. For example, as a result of the reduction in the statutory corporate income tax rate in the U.S. pursuant to the Tax Cut and Jobs Act (TCJA) enacted on December 22, 2017, we recorded a reduction in the value of our deferred tax assets in the U.S. of $4.0 million in 2017. Moreover, the principal markets for our products are located in North America, Europe and Asia, and any financial difficulties experienced in these markets may have a material adverse impact on our businesses. For example, the maturity of some of our markets, particularly the U.S. medical oxygen cylinder market and the European fire extinguisher market, could require us to increase sales in developing regions, which may involve greater economic and political risks. We cannot provide any assurances that we will be able to expand sales in these regions. Any of these factors could have a material adverse impact on our results of operations, financial position and cash flows.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as 'Brexit'. On March 29, 2017, the U.K. Government invoked Article 50 of the Treaty on the European Union, which was expected to result in the U.K. leaving the E.U. on March 29, 2019 but was subsequently twice deferred with the Withdrawal Agreement taking effect on January 31, 2020. Following the exit there is an eleven month transition period during which existing E.U. rules and regulations will continue to apply to the U.K. pending agreement on the future trading arrangements, currently required to be achieved by December 31, 2020. It is possible that following agreement, the new relationship will result in greater restrictions on imports and exports between the U.K. and E.U. countries, the U.S. and other markets with increased regulatory complexity. There is also the potential for disruption to the movement of raw materials and finished goods in the event that no agreement is reached by the end of the transition period. These changes may adversely affect our operations and financial results. See also "—Changes in foreign exchange rates could reduce profit margins on our sales and reduce the reported sales of our non-U.S. operations and have a material adverse effect on our results of operations."

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
If we fail to maintain our relationships with our major customers, or fail to replace lost customers, or if there is reduced demand from our customers or for products produced by our customers, such failures or reduced demand could materially reduce our sales. In addition, we could experience a reduction in sales if any of our customers fail to perform or default on any payment pursuant to our contracts with them. Long-term relationships with customers are especially important for suppliers of intermediate materials and components such as ourselves. We often work closely with customers to develop products that meet particular specifications as part of the design of a product intended for an end-user market. The bespoke nature of many of our products could make it difficult to replace lost customers. Our top 10 customers accounted for approximately 25% of our net sales in 2019. Any significant reduction in sales or customer payment default could have an adverse material impact on our results of operations, financial position and cash flows.
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
We rely, to varying degrees, on major suppliers for some of the principal raw materials of our engineered products, including aluminum, zirconium and carbon fiber. For example, in 2019, we obtained approximately 60% of our aluminum, the largest single raw material purchased by the Gas Cylinders Segment, from Rio Tinto Alcan and its associated companies. Moreover, demand for carbon fiber is increasing, which has led to occasional periods of short supply in recent years with a number of expanding applications competing for the same supply of this specialized raw material. Our largest suppliers of carbon fiber are Toray and Grafil, a subsidiary of Mitsubishi Chemical. For additional details of some of our major suppliers (see ITEM 1 - Suppliers and raw materials).
We generally purchase raw materials from suppliers on a spot basis under standard terms and conditions. In 2017, we entered into a three-year supply contract with Rio Tinto Alcan for a substantial portion of our aluminum requirements. In addition, we have supply contracts in place with U.S. Magnesium for raw material purchases of magnesium ingot for both military and commercial applications. The military contract covers magnesium purchases through December 31, 2023, whereas the commercial contract covers through December 31, 2021.
An interruption in the supply of essential raw materials used in our production processes or an increase in the costs of raw materials due to market shortages, supplier financial difficulties, government quotas or natural disturbances such as the recent outbreak of the covid-19 coronavirus, could significantly affect our ability to provide competitively priced products to customers in a timely manner. In the event of a significant interruption in the supply of any materials used in our production processes, or a significant increase in their prices (as we have experienced, for example, at different times with aluminum, magnesium and rare earths), we may have to purchase these materials from alternative sources, build additional inventory of raw materials, increase our prices, reduce our margins or possibly fail to fill customer orders by deadlines required in contracts, which could result in, among other things, contractual penalties. We can provide no assurance that we would be able to obtain replacement materials quickly on similar terms or at all. Failure to maintain relationships with key suppliers or to develop relationships with alternative suppliers could have a material adverse effect on our results of operations, financial position and cash flows.
We are exposed to fluctuations in the costs of the raw materials that are used to manufacture our products, and such fluctuations could lead us to incur unexpected costs and could affect our margins and / or working capital requirements.
The primary raw material we use to manufacture gas cylinders and superformed panels is aluminum supplied in billet and sheet form. The cost of aluminum is subject to both significant short-term price fluctuations and to longer-term cyclicality as a result of international supply and demand relationships. In 2019, the London Metal Exchange ("LME") three-month cost of aluminum reached a high of just below $2,000 per metric ton and a low of just above $1,700 per metric ton. The delivery premiums added by suppliers to the LME price also fluctuate, for example: the Midwest Aluminum Premium for physical supply of aluminum billet in the U.S. has historically averaged around $200 per metric ton, but in 2015 rose to a high of $535 per metric ton then fell to a low of $155 per metric ton. We have experienced significant volatility in other raw material costs in the last few years, such as primary magnesium, carbon fiber, zircon sand and rare earths. See ITEM 1.
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
In addition, pricing of raw materials, such as aluminum, may be impacted by the level of tariffs imposed on imports. President Trump announced in March 2018 a 10% tariff on aluminum imported into the U.S. The Company uses a substantial amount of aluminum in its products, with imports into the U.S. primarily originating from Canada. The tariffs were subsequently suspended in May 2019, paving the way for ratification of the United States-Mexico-Canada agreement ("USMCA"), which was approved by the United States on January 29, 2020. While the imposition of the temporary tariff did not have a major adverse impact on our business, if the tariff were to be reimposed at a higher level, then the price of affected imported materials could increase substantially and the price of U.S.-made aluminum could also increase substantially.
If the cost of aluminum were to rise, we may not be able pass those cost increases on to our customers or manage the exposure effectively through hedging instruments. From time to time we use derivative financial instruments to hedge our exposures to fluctuations in aluminum costs. Although it is our treasury policy to enter into these transactions only for hedging and not for speculative purposes, we are exposed to market risk and credit risk with respect to the use of these derivative financial instruments, see ITEM 7A. In addition, if we have hedged our metal position, a fall in the cost of aluminum might give rise to hedging margin calls to the detriment of our borrowing position.
In the past several years we have made additional purchases of large stocks of magnesium alloys in an effort to delay the effect of potentially increased costs in the future. However, even though such purchases are not made for speculative purposes, there can be no assurance that costs will move as expected.
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
We conduct a large portion of our commercial transactions, purchases of raw materials and sales of goods in various countries and regions, including the U.S., the U.K., continental Europe, Australia and Asia. Our manufacturing operations based in the U.S., continental Europe and Asia usually purchase raw materials and sell goods denominated in their local currency, but our manufacturing operations in the U.K. often purchase raw materials and sell products in different currencies. Changes in the relative values of currencies can decrease the profits of our subsidiaries when they incur costs in currencies that are different from the currencies in which they generate all or part of their revenue. These transaction risks principally arise as a result of purchases of raw materials in U.S. dollars, coupled with sales of products to customers in euros. This impact is most pronounced in our exports to continental Europe from the U.K. In 2019, our U.K. operations sold approximately €70 million of goods into the Eurozone. Our policy is to hedge a portion of our net exposure to fluctuations in exchange rates with forward foreign currency exchange contracts. Therefore, we are exposed to market risk and credit risk through the use of derivative financial instruments. Moreover, any failure of hedging policies could negatively impact our profits, and thus damage our ability to fund our operations and to service our indebtedness. Further exchange rate volatility has been experienced during 2019 with GBP sterling reaching a five-year low against both the U.S. dollar and euro in August and until the terms of the U.K.'s future relationship with the E.U. are known, continued volatility is to be expected.
In addition to subsidiaries and joint ventures in the U.S., we have operating subsidiaries located in the U.K., Canada, China and Australia, as well as joint ventures in Japan and India, whose revenue, costs, assets and liabilities are denominated in local currencies. As our consolidated financial statements are reported in U.S. dollars, we are exposed to fluctuations in those currencies when those amounts are translated to U.S. dollars for purposes of reporting our consolidated financial statements, which may cause declines in results of operations. The largest risk is from our operations in the U.K., which in 2019 generated an operating profit of $1.9 million and net sales of $156.0 million. Fluctuations in exchange rates, particularly between the U.S. dollar and GBP sterling (which has been subject to significant fluctuations, as described above), can have a material effect on our consolidated income statement and consolidated balance sheet. In 2019, movements in the average U.S. dollar exchange rate had a negative impact on net sales of $9.5 million; in 2018 movements in the average U.S. dollar exchange rate had a positive impact on net sales of $2.5 million. Changes in translation exchange rates increased net assets by $3.1 million in 2019, compared to a decrease of $6.4 million in 2018.
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
We have defined benefit pension arrangements in the U.K. and in the U.S., see ITEM 8, note 13. Our largest defined benefit plan, the Luxfer Group Pension Plan, which closed to new members in 1998, remained open for accrual of future benefits based on career-average salary until April 5, 2016. However, following a consultation, it was agreed with the trustees and plan members to close the Luxfer Group Pension Plan in the U.K. to future accrual of benefits, effective from April 5, 2016. Moreover, for the purpose of increasing pensions in payment, it was agreed to use the CPI as the reference index, in place of the RPI where applicable. The Luxfer Group Pension Plan is funded according to the regulations in effect in the U.K. and, as of December 31, 2019, and December 31, 2018, had an accounting deficit of $30.5 million and $31.8 million, respectively. Luxfer Group Limited is the principal employer under the Luxfer Group Pension Plan, and other U.K. subsidiaries also participate under the plan. Our other defined benefit plans are less significant than the Luxfer Group Pension Plan and, as of December 31, 2019, and December 31, 2018, had aggregate accounting deficits of $4.7 million and $8.2 million, respectively. The largest of these additional plans is the BA Holdings, Inc. Pension Plan in the U.S., which was closed to further benefit accruals in December 2005, and merged with the much smaller Luxfer Hourly Pension Plan, effective January 1, 2016. According to the actuarial valuation of the Luxfer Group Pension Plan as of April 5, 2018, being the date of the last triennial valuation, the Luxfer Group Pension Plan had a deficit of £26.5 million on a plan-specific basis. Should a wind-up trigger occur in relation to the Luxfer Group Pension Plan, the buy-out deficit of that plan will become due and payable by the employers. The aggregate deficit of the Luxfer Group Pension Plan on a buy-out basis was estimated at £145 million as of April 5, 2018. The trustees have the power to wind-up the Luxfer Group Pension Plan if they consider that in the best interests of members there is no reasonable purpose in continuing the Luxfer Group Pension Plan.
As a result of the actuarial valuation as of April 5, 2018, we are required to continue to make ongoing cash contributions, over and above normal contributions required to meet the cost of future accrual, to the Luxfer Group Pension Plan. These additional payments are intended to reduce the funding deficit. We have agreed with the trustees to a schedule of annual payments of £4.1 million ($5.3 million at current exchange rates) to reduce the deficit. These contributions are to apply until the deficit is eliminated (which is expected to occur by the end of 2022), but in practice the schedule will be reviewed and may be revised following the next triennial actuarial valuation in April 2021. Regulatory burdens have also proved to be a significant risk, such as the U.K.'s Pension Protection Fund Levy, which was £0.3 million in 2019.
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
Our products are highly technical in nature, and in order to maintain and improve our market position, we depend on successful research and development activity to continue to improve our existing products and develop new products. We cannot be certain that we will have sufficient research and development capability to respond to changes in the industries in which we operate. These changes could include changes in the technological environment in which we currently operate, increased demand for new products or the development of alternatives to our products. For example, the development of lighter weight steel alloys has made the use of steel in gas cylinders a more competitive alternative to aluminum than it had been previously. In addition, our superformed aluminum components compete with new high-performance composite materials developed for use in the aerospace industry. In our efforts to develop and market new products and enhancements to our existing products, we may fail to identify new product opportunities or timely bring new products to market. We may also experience delays in completing development of, enhancements to or new versions of our products and product innovations may not achieve the market penetration or price stability necessary for profitability. In addition to benefiting from our research collaboration with universities, we spent $5.7 million, $6.4 million and $7.8 million in 2019, 2018 and 2017 respectively, on our own research and development activities. We expect to fund our future research and development expenditure requirements through operating cash flows and restricted levels of indebtedness, but if operating profit decreases, we may not be able to invest in research and development or continue to develop new products or enhancements.
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
Although we are working to improve our energy efficiency, our manufacturing processes and the manufacturing processes of many of our suppliers and customers are still energy-intensive and use or generate, directly or indirectly, greenhouse gases ("GHGs"). Political and scientific debates related to the effects of emissions of carbon dioxide and other greenhouse gases on the global climate are ongoing. In recent years, current regulatory programs impacting GHG emissions from large industrial plants and other sources include the E.U. Emissions Trading Scheme, the CRC Energy Efficiency Scheme in the U.K. and certain federal and state programs in the U.S., including GHG reporting and permitting rules issued by the U.S.E.P.A and the California Cap and Trade Program. Moreover, in December 2015, 195 countries participating in the United Nations Framework Convention on Climate Change, at its 21st Conference of the Parties meeting held in Paris, adopted a new global agreement on the reduction of climate change (the "Paris Agreement"). The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by commitments by the participating countries to set emissions reduction targets, referred to as "nationally determined contributions." The Paris Agreement came into effect on November 4, 2016, after it was ratified the previous month, with implementation efforts beginning from 2018 with reassessment every five years. As it is implemented, the Paris Agreement is anticipated to result in more stringent requirements relating to greenhouse gas emissions. Due to the costs of compliance and the potential impact on our energy costs, these programs and additional future legislation and regulations aimed at reducing GHG emissions could have a material adverse effect on our results of operations, financial position and cash flows.
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
We rely upon a number of key executives and employees, particularly members of the Executive Leadership Team. If these and certain other employees ceased to work for us, we would lose valuable expertise and industry experience and could become less profitable. We do not carry key person insurance covering the loss of any of our executives or employees.
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
Cybersecurity incidents may result in business disruption, the misappropriation, corruption or loss of confidential information (including personally identifiable information) and critical data (ours or that of third parties), reputational damage, litigation with third parties, regulatory fines, diminution in the value of our investment in research and development and data privacy issues and increased information security protection and remediation costs. As these cybersecurity threats, and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to remediate, enhance or expand upon the cybersecurity protection and security measures we currently maintain. For example, we are subject to the European Union’s General Data Protection Regulation ("GDPR"), which became enforceable from May 25, 2018 and is expected to continue to apply to the U.K. following its exit from the E.U on January 31, 2020. The GDPR introduced a number of new obligations for subject companies resulting in the need to continue dedicating financial resources and management time to GDPR compliance. Among other things, the GDPR places subject companies under obligations relating to the security of the personally identifiable information they process; while we have taken steps to ensure compliance with the GDPR, there can be no assurance that the measures we have taken will be successful in preventing an incident, including a cybersecurity incident or other data breach, which results in a breach of the GDPR. Fines for non-compliance with the GDPR may be levied by supervisory authorities in the European Union up to a maximum of €20,000,000 or 4% of the subject company’s annual, group-wide turnover (whichever is higher). Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such a company.
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
As of December 31, 2019, we had $75.0 million of indebtedness under our senior notes (the "Loan Notes") divided into tranches of $25.0 million, $25.0 million and $25.0 million due 2021, 2023 and 2026, respectively. There was also a $17.5 million balance on the revolving credit facility ("RCF") as of December 31, 2019.
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
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. ln ltem 9A, "Controls and Procedures" of this 2019 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting.
As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. The assessment was based on criteria established in lnternal Control-lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in remediation activities designed to address the material weakness, but our remediation efforts are not complete and are ongoing. lf our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. lf we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weakness, we may be unable to assert that our internal controls are effective. lf we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.
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
We carry out Elektron manufacturing operations at six plants in the United States and single plants in each of the United Kingdom and Canada.
We carry out Gas Cylinders manufacturing operations at three plants in the United States, three plants in the United Kingdom and single plants in each of Canada and China. In addition, Gas Cylinders also has a sales and distribution office in both Australia and Italy.
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
Market Information
Our common stock is listed on the New York Stock Exchange and is traded under the symbol "LXFR." As of December 31, 2019 the company had 18 shareholders of record.
Dividends
During the years ended December 31, 2019, 2018 and 2017 the Company paid quarterly dividends of $0.125 per ordinary share which equated to $13.6 million, $13.4 million and $13.3 million in 2019, 2018 and 2017 respectively. A further dividend of $3.4 million was declared and paid in the first quarter of 2020. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial position, contractual restrictions, restrictions imposed by our indebtedness, any future debt agreements or applicable laws and other factors that our Board of Directors may deem relevant. As with all dividends declared to date, we expect future dividends to be paid out of our earnings.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2014, and the reinvestment of all dividends since that date to December 31, 2019. The graph also contains for comparison purposes the Russell 2000 Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization and characteristics, we believe the Russell 2000 Index is an appropriate published industry index for comparison purposes.
Purchase of Equity Securities
During the fourth quarter and entire fiscal year of 2019 we made no purchases of our ordinary shares.

Item 6.        Selected Financial and Other Data
The below selected financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, included within ITEM 8 this document.
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

	Years ended December 31,
In millions except share and per-share data	2019	2018	2017	2016	2015
Consolidated statements of operations and comprehensive income data
Net sales	$443.5	$487.9	$441.3	$414.8	$460.3
Operating income	12.4	30.0	21.9	32.9	15.0
Net income / (loss)	3.1	25.0	16.6	17.8	(0.4)
Per-share data
Earnings / (loss) per ordinary share
Basic	0.11	0.94	0.63	0.67	(0.01)
Diluted	0.11	0.90	0.62	0.67	(0.01)
Weighted average ordinary shares outstanding
Basic	27,289,042	26,708,469	26,460,947	26,443,662	26,918,987
Diluted	27,882,864	27,692,262	26,723,981	26,654,638	27,328,190
Cash dividends declared and paid[1]	$13.6	$13.4	$13.3	$13.3	$10.8
Cash dividends declared and paid after December 31[1]	3.4	3.4	3.4	3.3	3.4
Consolidated balance sheets data
Total assets	$390.3	$408.8	$415.8	$399.8	$449.9
Total long-term obligations	141.9	133.3	157.3	196.2	197.2
Total shareholders' equity	174.4	184.3	174.5	150.4	183.8

1In 2019, 2018, 2017 and 2016 the Company paid quarterly dividends of $0.125 per ordinary share. In 2015 the Company paid quarterly dividends of $0.10 per ordinary share.

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

•	worldwide economic and business conditions and conditions in the industries in which we operate;

•	fluctuations in the cost of raw materials and utilities;

•	currency fluctuations and other financial risks;

•	our ability to remediate the material weakness in our internal controls over financial reporting;

•	our ability to protect our intellectual property;

•	the significant amount of indebtedness we have incurred and may incur, and the obligations to service such indebtedness and to comply with the covenants contained therein;

•	relationships with our customers and suppliers;

•	increased competition from other companies in the industries in which we operate;

•	changing technology;

•	claims for personal injury, death or property damage arising from the use of products produced by us;

•	the occurrence of accidents or other interruptions to our production processes;

•	changes in our business strategy or development plans, and our expected level of capital expenditure;

•	our ability to attract and retain qualified personnel;

•	restrictions on the ability of Luxfer Holdings PLC to receive dividends or loans from certain of its subsidiaries;

•	regulatory, environmental, legislative and judicial developments; and

•	our intention to pay dividends.
Please read the sections "Business," "Risk factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

About Luxfer
Luxfer Holdings PLC ("Luxfer," "the Company," "we") is a global producer of highly-engineered industrial materials focused on sustained value creation using its broad array of technical knowhow and proprietary materials technologies. The Company specializes in the design and manufacture of high-performance products for transportation, defense and emergency response, healthcare, and general industrial purposes. Luxfer customers include both end-users of its products and manufacturers that incorporate Luxfer products into finished goods.

Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2019, and will likely impact our results in the future:

•
Full year results were behind expectations as sales fell 9%, led by a 62% decline in sales of our Solumag® product line used in fracking operations and a general slowdown observed in our industrial end-market. Sales were also negatively impacted by around 2% following the divestiture of our Czech magnesium recycling business in June.

•	Given the industrial sales softness, we are accelerating our cost savings initiatives and increasing our growth focus on markets such as Defense.

•	We also continued along our transformation journey realizing business restructuring initiatives aimed at further reducing our fixed cost structure while seeding revenue growth.
In 2020, our operating objectives and trends we expect to impact our business include the following:

•	Productivity acceleration and growth recovery as we progress towards a lean manufacturing process and more focused and faster product innovation.

•	Leveraging delivered plant consolidation projects in our Gas Cylinders and Graphic Arts businesses to further reduce fixed costs and safeguard competitiveness.

•	Continued focus on developing global talent and implementing a high-performance culture.

•	Improved operating cash generation with lower restructuring activity and stronger working capital performance.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations of Luxfer were as follows:

	Years ended December 31,			% / point change
In millions	2019	2018	2017	2019 v 2018	2018 v 2017
Net sales	$443.5	$487.9	$441.3	(9.1)%	10.6%
Cost of goods sold	(335.5)	(365.8)	(332.7)	(8.3)%	9.9%
Gross profit	108.0	122.1	108.6	(11.5)%	12.4%
% of net sales	24.4%	25.0%	24.6%	(0.6)	0.4
Selling, general and administrative expenses	(55.1)	(60.8)	(68.1)	(9.4)%	(10.7)%
% of net sales	12.4%	12.5%	15.4%	(0.1)	(2.9)
Research and development	(5.7)	(6.4)	(7.8)	(10.9)%	(17.9)%
% of net sales	1.3%	1.3%	1.8%	—	(0.5)
Restructuring charges	(25.9)	(13.4)	(8.4)	93.3%	59.5%
% of net sales	5.8%	2.7%	1.9%	3.1	0.8
Impairment charges	(5.0)	(7.2)	(3.7)	(30.6)%	94.6%
% of net sales	1.1%	1.5%	0.8%	(0.4)	0.7
Acquisition related (costs) / credits	(1.4)	(4.3)	1.3	(67.4)%	n/a
% of net sales	0.3%	0.9%	0.3%	(0.6)	0.6
Other charges	(2.5)	—	—	n/a	n/a
% of net sales	0.6%	—%	—%	n/a	n/a
Operating income	12.4	30.0	21.9	(58.7)%	37.0%
% of net sales	2.8%	6.1%	5.0%	(3.3)	1.1
Net interest expense	(4.6)	(4.6)	(6.3)	—%	(27.0)%
% of net sales	1.0%	0.9%	1.4%	0.1	(0.5)
Defined benefit pension credit	1.3	4.7	4.2	(72.3)%	11.9%
% of net sales	0.3%	1.0%	1.0%	(0.7)	—
Income before income taxes and equity in net income of affiliates	9.1	30.1	19.8	(69.8)%	52.0%
% of net sales	2.1%	6.2%	4.5%	(4.1)	1.7
Provision for income taxes	(6.7)	(5.5)	(3.3)	21.8%	66.7%
Effective tax rate	73.6%	18.3%	16.7%	55.3	1.6
Income before equity in net income of affiliates	2.4	24.6	16.5	(90.2)%	49.1%
% of net sales	0.5%	5.0%	3.7%	(4.5)	1.3
Equity in income of unconsolidated affiliates (net of tax)	0.7	0.4	0.1	75.0%	300.0%
% of net sales	0.2%	0.1%	—%	0.1	0.1
Net income	$3.1	$25.0	$16.6	(87.6)%	50.6%
% of net sales	0.7%	5.1%	3.8%	(4.4)	1.3

Net sales
The 9.1% decrease in consolidated net sales in 2019 from 2018 was primarily the result of:

•
$8.3 million revenue decline as a result of the divestiture of Elektron's magnesium Czech recycling business at the end of the second quarter. Excluding this divestiture, underlying business declined 7.1%;

•	Significantly lower sales of our proprietary SoluMag® alloy as a result of continuing destocking amid budgetary pressures affecting North American shale producers;

•	Reduction in sales in the Gas Cylinders segment affecting Superform for European luxury automobiles and lower margin aluminum gas cylinders;

•	Adverse foreign currency effects of $9.5 million.

•	These decreases were partially offset by:

◦	Continued recovery in sales of alternative fuel (AF) systems;

◦	Increased revenues from zirconium-based automotive and industrial catalysis materials.

The 10.6% increase in consolidated net sales in 2018 from 2017 was primarily the result of:

•	Continued growth of our proprietary SoluMag® alloy;

•	Recovery in sales of alternative fuel (AF) systems and SCBA cylinders;

•	Improvements in sales in our Superform business; and

•	Increased revenues from zirconium-based automotive and industrial catalysis materials.

Gross profit
The 0.6 percentage point decrease in gross proft as a percentage of sales in 2019 from 2018 was primarily the result of:

•	Adverse sales mix;

•	Unfavorable foreign exchange variances; and

•	Impact of short-term process inefficiency following plant consolidation exercises.
These decreases were partially offset by cost savings resulting from our continued effort to reduce production-based costs, partially derived from our transformation plan.

The 0.4 percentage point increase in gross profit as a percentage of sales in 2018 from 2017 was primarily the result of:

•	Continued cost savings derived from our transformation plan; and

•	Favorable sales mix.
These increases were partially offset by:

•	Inflationary increases related to raw materials and labor costs; and

•	Increased distribution costs.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales have decreased marginally by 0.1 percentage points in 2019 from 2018. The $5.7 million or 9.4% decline in costs was primarily the result of continued cost savings derived from our transformation plan, as well as lower management incentive awards in 2019. This was partially offset by $1.5 million of non-recurring litigation expense incurred in 2019.
The 2.9 percentage point decrease in SG&A costs as a percentage of sales in 2018 from 2017 was primarily the result of continued cost savings derived from our transformation plan.

Research and development costs
Research and development costs as a percentage of sales remained flat at 1.3% in both 2019 and 2018.
The 0.5 percentage point decrease in research and development costs as a percentage of sales in 2018 from 2017 was primarily the result of development projects being canceled to focus on those which we believe have more economic benefit to the Company.

Restructuring charges
The $25.9 million restructuring charges in 2019 includes:

•	$20.1 million in relation to the closure of Luxfer Gas Cylinders France;

•	$4.6 million related to asset write-downs and one-time employee benefits following the decision to scale down production at one of our Luxfer Magtech sites; and

•	$1.2 million of other simplification costs.
The $13.4 million restructuring charges in 2018 was the result of:

•
$10.0 million within the Gas Cylinders segment in relation to plant consolidation costs, including one-time employee benefits, asset write-downs and associated legal and professional fees mainly in relation to the closure of Luxfer Gas Cylinders France;

•	$2.0 million of termination costs and a property impairment charge related to the rationalization of Elektron's Graphic Arts operations; and

•	$1.4 million related to a previously announced plant closure affecting Elektron's Magtech business unit.

Impairment charges
The impairment charge of $5.0 million in 2019 primarily relates to a $5.2 million impairment of the property, plant and equipment of Superform, in the Gas Cylinders segment following a downturn affecting European luxury automotive sales. This is partially offset by a $0.2 million true-up of the 2018 impairment of the assets of the Czech magnesium recycling business prior to its eventual divestiture in Q2, 2019.
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

Acquisition-related costs
Acquisition-related costs of $1.4 million in 2019 related to:

•	$3.5 million reimbursement payment and $0.9 million of professional and legal fees incurred in connection with the terminated acquisition of Neo Performance Materials; offset by

•	$2.9 million gain on disposal of Elektron's magnesium recycling business in the Czech Republic; and

•	$0.1 million credit in relation to the revaluation of deferred contingent consideration, arising from the acquisition of the legacy businesses of Luxfer Magtech Inc. which was acquired in 2014.
Acquisition-related costs of $4.3 million in 2018 related to :

•	$3.7 million related to professional and legal fees in connection with the aborted acquisition of Neo Performance Materials; and

•	$0.6 million was in relation to the revaluation of deferred contingent consideration, arising from the acquisition of the legacy businesses of Luxfer Magtech Inc.

Other charges
The $2.5 million other charges incurred in 2019, is the result of the Company's decision to commence a project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at Elektron's

Manchester, UK site. The work represents remediation of a legacy environmental issue and is expected to complete in the second quarter of 2020, but with no significant further costs envisioned.
Net interest expense
Net interest expense of $4.6 million in 2019 was flat compared to 2018.
A reduction in the average debt balance in 2018 relative to 2017 resulted in lower interest costs due to:

◦	Repayment of $15.0 million loan when due, June 2018; and

◦	A nil balance on the revolving credit facility at the year-end following net repayment of $21.3 million during the year.

Defined benefit pension credit
The credit of $1.3 million represents a 72.3% decrease in 2019 from 2018. This was primarily due to:

•	Lower projected asset returns; and

•	Loss of $0.8 million resulting from a settlement affecting the U.S. plan in the final quarter of 2019.

The 11.9% increase in defined benefit pension credit in 2018 from 2017 was primarily due to:

•	Updated mortality assumptions in the U.K. and U.S., which lead to lower life expectancies; and

•	Weakening of GBP sterling against the U.S. dollar. Partially offset by:

•	Increase in long-term U.K inflation expectations; and

•	Asset returns being lower than assumed.

Provision for income taxes
The 55.3 percentage point increase in the effective tax rate in 2019 from 2018 was primarily due to significant non-deductible expenses incurred in relation to the closure of Luxfer Gas Cylinders France and the terminated acquisition of Neo Performance Materials.
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

	Years ended December 31,
In millions except per share data	2019	2018	2017
Net income	3.1	25.0	16.6
Accounting charges / (credits) relating to acquisitions and disposals of businesses:
Unwind of discount on deferred consideration	0.2	0.2	0.2
Amortization on acquired intangibles	1.2	1.2	1.3
Acquisitions and disposals	1.4	4.3	(1.3)
Defined benefit pension credit	(1.3)	(4.7)	(4.2)
Restructuring charges	25.9	13.4	8.4
Impairment charges	5.0	7.2	3.7
Other charges	2.5	—	5.8	(1)
Share-based compensation charges	4.5	4.8	2.2
Impact of U.S. tax reform	—	—	(2.0)
Other non-recurring tax items	—	(2.9)	—
Income tax on adjusted items	(2.7)	(1.7)	(3.1)
Adjusted net income	39.8	46.8	27.6

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	0.11	0.90	0.62
Impact of adjusted items	1.32	0.79	0.41
Adjusted diluted earnings per ordinary share(2)	1.43	1.69	1.03
(1) Other charges in 2017 include costs incurred on: settlement and other legal expenses incurred in relation to patent infringement litigation against a competitor; and costs incurred in relation to the conversion of the Company's ADR listing to a direct listing of ordinary shares on the New York Stock Exchange, disclosed within selling, general and administrative expenses.
(2) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees.

	Years ended December 31,
In millions except per share data	2019	2018	2017
Adjusted net income	39.8	46.8	27.6
Add back / (deduct):
Impact of U.S. tax reform	—	—	2.0
Other non-recurring tax items	—	2.9	—
Income tax on adjusted items	2.7	1.7	3.1
Income tax expense	6.7	5.5	3.3
Net finance costs	4.6	4.6	6.3
Adjusted EBITA	53.8	61.5	42.3
Loss on disposal of PPE	0.2	0.3	—
Depreciation	14.1	17.8	17.0
Adjusted EBITDA	68.1	79.6	59.3

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for restructuring charges; impairment charges; cost to remove NORM materials from a redundant building; legal expenses incurred from patent litigation with a competitor; profit on sale of redundant site; direct listing costs; acquisition-related charges / credits; loss on disposal of property, plant and equipment; depreciation and amortization; share based compensation expense; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in ITEM 8, note 16.
GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Years ended December 31,			% / point change
In millions	2019	2018	2017	2019 v 2018	2018 v 2017
Net sales	$223.6	$238.1	$220.2	(6.1)%	8.1%
Adjusted EBITDA	23.3	23.4	17.0	(0.4)%	37.6%
% of net sales	10.4%	9.8%	7.7%	0.6	2.1
Net sales
The 6.1% decrease in Gas Cylinders sales in 2019 from 2018 was primarily the result of:

•	Lower sales of aluminum cylinders used in industrial applications;

•	Decreased demand in Superform for European luxury automobiles; and

•	Adverse foreign currency effects of $5.0 million.

•	These are partially offset by continued strength in alternative fuel cylinder sales.

The 8.1% increase in Gas Cylinders sales in 2018 from 2017 was primarily the result of:

•	Increased sales of AF cylinders;

•	Increased sales of SCBA cylinders;

•	Increased Superform tooling and formed component sales.

Adjusted EBITDA
The 0.6 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	Favorable cost reduction initiatives in the cylinders business; and

•	Improved product mix driven by higher sales of composite cylinders over aluminum, especially AF;
These increases were partially offset by:

•	Adverse foreign currency effects in the cylinders business.

The 2.1 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	Improved product mix driven by higher sales of SCBA cylinders;

•	Improved margin on AF cylinder sales;

•	A one-time bad debt expense affecting an overseas customer in 2017.

•	These increases were partially offset by lower Superform gross margin on both tooling and component sales.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Years ended December 31,			% / point change
In millions	2019	2018	2017	2019 v 2018	2018 v 2017
Net sales	$219.9	$249.8	$221.1	(12.0)%	13.0%
Adjusted EBITDA	44.8	56.2	42.3	(20.3)%	32.9%
% of net sales	20.4%	22.5%	19.1%	(2.1)	3.4
Net sales
The 12.0% decrease in Elektron sales in 2019 from 2018 was primarily the result of:

•	$8.3 million revenue decline as a result of the divestiture of Elektron's magnesium Czech recycling business at the end of Q2, with underlying business excluding the divestiture declining 7.1%;

•	Significantly lower sales of our proprietary SoluMag® alloy ;

•	Lower sales of other industrial products; and

•	Adverse foreign currency effects of $4.5 million.
This was partially offset by increased revenues from zirconium-based automotive and industrial catalysis materials.

The 13.0% increase in Elektron sales in 2018 from 2017 was primarily the result of:

•	Continued growth in sales of our proprietary SoluMag® alloy;

•	Increased sales of zirconium-based automotive and industrial catalysts;

•	Increased sales of high-performance magnesium alloys used primarily in aerospace, and wrought magnesium alloy used in the manufacture of performance automotive wheels;

•	Increased shipments of magnesium-based defense and disaster-relief products.

Adjusted EBITDA
The 2.1 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	Adverse mix, predominantly the impact of lower SoluMag® sales;

•	Impact of short term inefficiency following plant consolidation and a flood affecting Graphic Arts;
These decreases were partially offset by the favorable impact of cost saving initiatives.

The 3.4 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	Improved product mix, driven primarily by growth of SoluMag®;

•	Reduction in operational costs as part of our transformation plan;
These increases were partially offset by:

•	Reduced pricing on certain product lines to drive volume;

•	Higher distribution costs linked to growth of SoluMag®.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2019.
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

Cash Flows
Operating activities
Cash provided by operating activities was $5.8 million in 2019 which includes approximately $20 million of cash spent on restructuring activities. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Cash provided by operating activities was $63.2 million in 2018. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $8.3 million in 2019, compared to net cash used for investing activities of $10.0 million in 2018. The following investing activities impacted our cash flow:
Capital expenditures
Capital expenditures in 2019 and 2018 were $13.9 million in each year. We anticipate capital expenditures for 2020 to be around $15 million.
Proceeds from sale of business
In June 2019, the Company sold its Czech recycling business, for net cash proceeds of $4.4 million.
Acquisitions
During 2018, we completed the acquisition of 100% of Luxfer Holdings NA LLC, a previously 49%-owned joint venture, in exchange for the forgiveness of the joint venture partner's share on a loan from Luxfer Holdings PLC, (51% of $4.0 million). Cash balances held by the acquired entity resulted in net cash inflow of $2.7 million recorded in investing activities.
Financing activities
In 2019, net cash used for financing activities was $1.0 million (2018: $51.9 million). We made net drawdowns on our banking facilities of $14.0 million (2018: net repayments of $37.0 million) and dividend payments of $13.6 million (2018: $13.4 million), equating to $0.125 per ordinary share.
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
The Note Purchase Agreement contains customary covenants and events of default, in each case with customary and appropriate grace periods and thresholds. In addition, the Note Purchase Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio measures our EBITDA (as defined in the Note Purchase Agreement) to Net Finance Charges (as defined in the Note Purchase Agreement). We are required to maintain an interest coverage ratio of 4.0:1. The leverage ratio measures our Total Net Debt (as defined in the Note Purchase Agreement) to Adjusted Acquisition EBITDA (as defined in the Note Purchase Agreement). We are required to maintain a leverage ratio of no more than 3.0:1. We have been in compliance with the covenants under the Note Purchase Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2019.
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
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to December 31, 2019.
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
Structure.    The current Senior Facilities Agreement provides $150 million of committed debt facilities, in the form of a multi-currency (GBP sterling, U.S. dollars or euros) Revolving Credit Facility and an additional $50 million of uncommitted facilities through an accordion clause. The amended facilities mature July 31, 2022. As of December 31, 2019, we had drawn down $17.5 million under the Revolving Credit Facility (December 31, 2018: $nil).
Availability.    The facility is used for loans and overdrafts. Amounts unutilized under the Revolving Credit Facility (or, if the case, under the revolving portion of the Accordion) are allocated to ancillary facilities available under the Senior Facilities Agreement in connection with overdraft facilities, bilateral loan facilities and letter of credit facilities. As of December 31, 2019, we had drawn down $nil under the ancillary facilities (December 31, 2018: $nil). We may use amounts drawn under the Revolving Credit Facility for our general corporate purposes and certain capital expenditures, as well as for the financing of permitted acquisitions and reorganizations. As of December 31, 2019, $132.5 million (net of $17.5 million drawn down) was available under the Revolving Credit Facility. The last day we may draw funds from the Revolving Credit Facility is June 30, 2022.
The Company has a separate bonding facility for bank guarantees and documentary letters of credit denominated in GBP sterling of £5.5 million ($7.2 million), of which £1.5 million ($2.3 million) was drawn as of December 31, 2019. At December 31, 2018, the bonding facility was for £10.0 million ($12.8 million) of which £1.2 million ($1.5 million) was drawn.

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
As of December 31, 2019, we had drawn down $17.5 million under the Revolving Credit Facility (December 31, 2018: $nil). A commitment fee is levied each quarter against any unutilized element of the Revolving Credit Facility, excluding overdraft or ancillary facilities. This was calculated at 40% of the applicable margin in force before the July 2017 amendment, following which it is now calculated at 35% of the applicable margin in force. During 2019, this fee percentage ranged between 0.5 and 0.6%.
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
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2019.
Events of default.    The Senior Facilities Agreement contains customary events of default, in each case with customary and appropriate grace periods and thresholds, including, but not limited to:

•	non-payment of principal, interest or commitment fee;

•	violation of covenants or undertakings;

•	representations, warranties or written statements being untrue;

•	cross default and cross acceleration;

•	certain liquidation, insolvency, winding-up, attachment and bankruptcy events;

•	certain litigation, arbitration, administrative or environmental claims having a material adverse effect on us or any of our subsidiaries;

•	qualification by the auditors of our consolidated financial statements which is materially adverse to the interests of the lenders;

•	certain change of control events;

•	cessation of business;

•	material adverse change; and

•	certain Employee Retirement Income Security Act 1974 ("ERISA") matters.
Upon the occurrence of an event of default under the Senior Facilities Agreement, the lenders will be able to terminate the commitments under the senior secured credit facilities, and declare all amounts, including accrued interest, to be due and payable and to take certain other actions.
The Senior Facilities Agreement is governed by English law.
Dividends
We paid dividends in 2019 of $13.6 million (2018: $13.4 million), or $0.50 per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In millions	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual cash obligations
Loan Notes due 2021	$25.0	$—	$25.0	$—	$—
Loan Notes due 2023	25.0	—	—	25.0	—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving Credit Facility	17.5	—	17.5	—	—
Deferred contingent consideration	0.5	0.5	—	—	—
Obligations under operating leases	22.0	3.9	5.4	2.8	9.9
Capital commitments	1.0	1.0	—	—	—
Interest payments	14.0	3.4	5.6	3.1	1.9
Total contractual cash obligations	$130.0	$8.8	$53.5	$30.9	$36.8

Off-balance sheet measures
At December 31, 2019, we had no off-balance sheet arrangements.

COMMTIMENTS AND CONTINGENCIES
Capital commitments
At December 31, 2019, the Company had capital expenditure commitments of $1.0 million (2018: $2.5 million and 2017: $0.6 million) for the acquisition of new plant and equipment.
Committed banking facilities
At December 31, 2019, the Company had committed banking facilities of $150.0 million. The facilities were for providing loans, with a separate facility for letters of credit which at December 31, 2019, was £1.0 million ($1.3 million). Of the committed facilities, $17.5 million was drawn, no loans were drawn and no letters of credit were utilized. The Company also had two separate bonding facilities for bank guarantees, one denominated in GBP sterling of £4.5 million ($5.9 million), of which £1.5 million ($2.3 million) was utilized at December 31, 2019 and one denominated in USD of $0.4 million which was fully utilized at December 31, 2019.
At December 31, 2018, the Company had committed banking facilities of $150.0 million. The facilities were for providing loans and overdrafts, with a separate facility for letters of credit which at December 31, 2018, was £7.0 million ($8.9 million). Of the committed facilities, no loans were drawn and no letters of credit were utilized. The Company also has a separate bonding facility for bank guarantees denominated in GBP sterling of £3.0 million ($3.8 million), of which £1.5 million ($2.3 million) was utilized at December 31, 2018 and one denominated in USD of $0.4 million which was fully utilized at December 31,2019.
Contingencies
In February 2014, a cylinder was sold to a long-term customer and ruptured at one of their gas facilities. As a result of this rupture, three people were noted to have minor injuries such as loss of hearing. There was no major damage to assets of the customer. A claim has been launched by the three people who were injured in the incident. We reviewed our quality control checks from around the time which the cylinder was produced and no instances of failures have been noted. It has also been noted by the investigator that the customer has poor quality and safety checks. As a result we do not believe that we are liable for the incident, and therefore, do not currently expect this case to have a material impact on the Company's financial position or results of operations.

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
The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. This non-recurring fair value measurement is a "Level 3" measurement under the fair value hierarchy described in ITEM 8 - Note 11.
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a three year long-term planning period. The three year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2022 are projected to grow at a perpetual growth rate of 2.3%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 8.3% to 9.0% in determining the discounted cash flows in our fair value analysis.
We completed step one of our annual goodwill impairment evaluation as of the last day of the third quarter of 2019, 2018 and 2017 with each of our reporting units' fair value being substantially in excess of its carrying value apart from our Superform business unit within the Gas Cylinders segment. This resulted in an impairment in full of $1.3 million, disclosed within impairment costs on the income statement in 2018.

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
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates, rate of increase in future compensation levels and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 13 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.
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
Discount rate
The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. This yield produced a weighted-average discount rate for our U.K. plans of 2.10% for 2019, 2.90% in 2018 and 2.40% in 2017. The discount rate on our U.S. plans was 3.10% in 2019, 4.20% in 2018 and 3.60% in 2017. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2020.
Expected rate of return
Our expected rate of return on plan assets for our U.K. plans was 4.10% for 2019, 4.90% in 2018 and 4.80% in 2017. The expected rate of return on our U.S. plans was 6.20% in 2019, 6.20% in 2018 and 6.00% in 2017. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecast economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
See ITEM 8, Note 13 of the Notes to Consolidated Financial Statements for further information regarding pension and other post-retirement plans.
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
To hedge foreign currency risks, we enter into short duration currency contracts. The below table details the foreign currency contracts which we have in place over sales and purchases. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income ("AOCI") and subsequently recognized in the Consolidated Statements of Income and Comprehensive Statements of Income / (Loss) when the hedged item affects earnings.

	December 31, 2019
Sales hedges	U.S. dollars	Euros	Japanese Yen
Contract totals/£m	0.1	7.6	0.1
Maturity dates	01/20	01/20 to 03/20	01/20
Exchange rates	1.2914	€1.1551 to €1.1750	142.86

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	1.3	0.8	7.0
Maturity dates	03/20	03/20	01/20
Exchange rates	1.3228	1.1663	$1.7137 to $1.7664

December 31, 2018
Sales hedges	U.S. dollars	Euros
Contract totals/£m	4.8	7.2
Maturity dates	01/19 to 07/19	01/19 to 07/19
Exchange rates	$1.2519 to $1.3419	€1.0949 to €1.1702

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Czech koruna
Contract totals/£m	7.5	1.7	2.9	0.1
Maturity dates	01/19 to 07/19	01/19 to 06/19	01/19 to 03/19	01/19
Exchange rates	$1.2609 to $1.3380	€1.1074 to €1.1221	$1.7039 to $1.7416	28.449

Commodity price risk
We are exposed to commodity price risks in relation to the purchases of our raw materials. Primary aluminum is a global commodity, with its principal trading market on the LME. In the normal course of business, we are exposed to aluminum price volatility to the extent that the costs of aluminum purchases are more closely related to the LME price than the sales prices of certain of our products. Our Gas Cylinders Segment will buy various aluminum alloys, in log, sheet, or tube form, and the contractual price will usually include an LME-linked base price plus a premium for a particular type of alloy and the cost of casting, rolling or extruding. The price of high-grade aluminum, which is actively traded on the LME, has fluctuated significantly in recent years. The price remains volatile and difficult to predict. Since aluminum is the Gas Cylinders Segment's largest single raw material cost, these fluctuations in the price of aluminum can affect this segment's and our financial results. In order to help mitigate this risk, we enter from time to time into LME-related transactions in the form of commodity contracts. Historically we have also ordered a certain amount of our aluminum billet purchases on a forward fixed price.
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
Interest rate risk
As of December 31, 2019, we had both fixed rate and variable rate debt outstanding on our consolidated balance sheet. As a result of this exposure, we have in the past hedged interest payable under our floating rate indebtedness based on a combination of forward rate agreements, interest rate caps and swaps. There were no fixed or variable rate interest hedge agreements in place as of December 31, 2019, and December 31, 2018.
The Group has exposure to variable interest rates when it draws down on the revolving credit facilities. As a result of this exposure, the Group may decide to hedge interest payable based on a combination of forward rate agreements, interest rate caps and swaps. It has also used fixed rate debt within its financing structure to mitigate volatility in interest rate movements as disclosed in Notes 10 and 11 in the Notes to the Consolidated Financial Statements.
Total debt and debt funding to joint ventures and associates, at December 31, 2019, all related to fixed interest rate debt and so there was no interest rate risk at that date.

Item 8.        Financial Statements and Supplementary Data

Luxfer Holdings PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Luxfer Holdings PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Luxfer Holdings PLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to a combination of deficiencies in the Luxfer MEL Technologies business unit over certain information technology general controls for a new ERP system and over certain process-level controls, which arose as a consequence of the implementation of the new ERP system.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PricewaterhouseCoopers LLP (signed)
Manchester, United Kingdom
March 9, 2020

We have served as the Company’s auditor since 2015.

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
In millions, except share and per-share data	2019	2018	2017
Net sales	$443.5	$487.9	$441.3
Cost of goods sold	(335.5)	(365.8)	(332.7)
Gross profit	108.0	122.1	108.6
Selling, general and administrative expenses	(55.1)	(60.8)	(68.1)
Research and development	(5.7)	(6.4)	(7.8)
Restructuring charges	(25.9)	(13.4)	(8.4)
Impairment charges	(5.0)	(7.2)	(3.7)
Acquisition related (costs) / credits	(1.4)	(4.3)	1.3
Other charges	(2.5)	—	—
Operating income	12.4	30.0	21.9
Interest expense	(4.7)	(5.0)	(6.6)
Interest income	0.1	0.4	0.3
Defined benefit pension credit	1.3	4.7	4.2
Income before income taxes and equity in net income of affiliates	9.1	30.1	19.8
Provision for income taxes	(6.7)	(5.5)	(3.3)
Income before equity in net income of affiliates	2.4	24.6	16.5
Equity in income of affiliates (net of tax)	0.7	0.4	0.1
Net income	$3.1	$25.0	$16.6

Earnings per share
Basic	$0.11	$0.94	$0.63
Diluted	$0.11	$0.90	$0.62
Weighted average ordinary shares outstanding
Basic	27,289,042	26,708,469	26,460,947
Diluted	27,882,864	27,692,262	26,723,981

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In millions	2019	2018	2017
Net income	$3.1	$25.0	$16.6

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	0.6	(6.4)	11.9
Pension and post-retirement actuarial (losses) / gains, net of $0.9, $0.3 and $0.6 tax, respectively	(3.9)	1.1	3.3
Cash flow hedges, net of $0.1, $0.0 and $0.6 of tax, respectively	0.3	(0.6)	3.1
Other comprehensive (loss) / income, net of tax	(3.0)	(5.9)	18.3

Total comprehensive income	$0.1	$19.1	$34.9

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per-share data	2019	2018
Current assets
Cash and cash equivalents	$10.2	$13.8
Restricted cash	0.1	0.3
Accounts and other receivables, net of allowances of $1.3 and $2.4 respectively	66.3	62.7
Inventories	94.5	93.6
Other current assets	5.0	10.7
Total current assets	$176.1	$181.1
Non-current assets
Property, plant and equipment, net	$98.9	$106.9
Right-of-use assets from operating leases	14.8	18.4
Goodwill	68.8	67.6
Intangibles, net	13.6	14.6
Deferred tax assets	15.8	18.6
Investments and loans to joint ventures and other affiliates	2.3	1.6
Total assets	$390.3	$408.8
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$3.5
Accounts payable	36.4	36.9
Accrued liabilities	25.2	33.8
Taxes on income	0.1	1.6
Other current liabilities	12.3	15.4
Total current liabilities	$74.0	$91.2
Non-current liabilities
Long-term debt	$91.4	$73.6
Pensions and other retirement benefits	35.2	40.0
Deferred tax liabilities	2.5	3.5
Other non-current liabilities	12.8	16.2
Total liabilities	$215.9	$224.5
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2019 and 2018; issued and outstanding 29,000,000 shares for 2019 and 2018	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized, issued and outstanding 761,835,338,444 shares for 2019 and authorized 761,845,318,444; issued and outstanding 761,835,338,444 shares for 2018	149.9	149.9
Additional paid-in capital	68.4	65.6
Treasury shares	(4.0)	(4.3)
Own shares held by ESOP	(1.7)	(2.2)
Retained earnings	84.8	95.3
Accumulated other comprehensive loss	(149.6)	(146.6)
Total shareholders' equity	$174.4	$184.3
Total liabilities and shareholders' equity	$390.3	$408.8
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In millions	2019	2018	2017
Operating activities
Net income	$3.1	$25.0	$16.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity income of unconsolidated affiliates	(0.7)	(0.4)	(0.1)
Depreciation	14.1	17.8	17.0
Amortization of purchased intangible assets	1.2	1.2	1.3
Amortization of debt issuance costs	0.3	0.3	0.6
Share-based compensation charge	4.5	4.8	3.1
Deferred income taxes	3.2	0.2	(2.7)
Loss on disposal of property, plant and equipment	0.2	0.3	0.1
Gain on disposal of business	(2.9)	—	—
Asset impairment charges	10.0	13.9	5.9
Defined benefit pension credit	(2.8)	(4.0)	(3.4)
Defined benefit pension contributions	(7.9)	(7.9)	(8.4)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(2.7)	5.8	(11.5)
Inventories	0.3	(15.5)	4.9
Other current assets	(1.0)	1.1	1.3
Accounts payable	(0.8)	7.3	1.5
Accrued liabilities	(11.6)	4.8	13.5
Other current liabilities	(0.9)	9.9	(2.0)
Other non-current assets and liabilities	0.2	(1.4)	1.1
Net cash provided by operating activities	$5.8	$63.2	$38.8
Investing activities
Capital expenditures	$(13.9)	$(13.9)	$(10.5)
Proceeds from sale of property, plant and equipment	1.2	0.1	0.1
Proceeds from sale of businesses and other	4.4	—	0.1
Investments in unconsolidated affiliates	—	1.1	(1.0)
Acquisitions, net of cash acquired	—	2.7	(4.7)
Net cash used for investing activities	$(8.3)	$(10.0)	$(16.0)
Financing activities
Net (repayments) / drawdowns of short term borrowings	$(3.5)	$(15.7)	$4.2
Net drawdowns / (repayments) of long-term borrowings	17.5	(21.3)	(13.4)
Debt issuance costs	—	—	(0.6)
Deferred consideration paid	(0.5)	(0.8)	(1.4)
Proceeds from sale of shares	3.5	6.6	—
Dividends paid	(13.6)	(13.4)	(13.3)
Share based compensation cash paid	(4.4)	(7.3)	(0.6)
Net cash used for financing activities	$(1.0)	$(51.9)	$(25.1)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.5)	2.0
Net (decrease) / increase	$(3.8)	$0.8	$(0.3)
Cash, cash equivalents and restricted cash; beginning of year	14.1	13.3	13.6
Cash, cash equivalents and restricted cash; end of year	10.3	14.1	13.3

Supplemental cash flow information:
Interest payments	$4.6	$4.6	$6.2
Income tax payments	6.1	2.9	4.1
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2017	$25.3	$150.9	$60.0	(0.6)	$(7.1)	(0.1)	$(0.5)	$80.8	$(159.0)	$150.4
Net income	—	—	—	—	—	—	—	16.6	—	16.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	18.3	18.3
Dividends declared and paid	—	—	—	—	—	—	—	(13.3)	—	(13.3)
Share based compensation	—	—	2.5	—	—	—	—	—	—	2.5
Common shares repurchased and classified as treasury shares	—	—	—	0.1	0.8	(0.1)	(0.8)	—	—	—
Purchase of shares from ESOP	—	—	(0.5)	—	0.5	—	—	—	—	—
Utilization of treasury shares to satisfy share based compensation	—	—	(0.4)	—	—	0.1	0.3	0.1	—	—
At December 31, 2017	$25.3	$150.9	$62.1	(0.5)	$(5.8)	(0.1)	$(1.0)	$83.7	$(140.7)	$174.5
Net income	—	—	—	—	—	—	—	25.0	—	25.0
Issue of new shares	1.3	—	—	—	—	(1.9)	(1.3)	—	—	—
Cancellation of deferred shares	—	(1.0)	1.0	—	—	—	—	—	—	—
Shares sold from ESOP	—	—	6.2	—	—	0.5	0.4	—	—	6.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(5.9)	(5.9)
Dividends declared and paid	—	—	—	—	—	—	—	(13.4)	—	(13.4)
Share based compensation	—	—	(2.5)	—	—	—	—	—	—	(2.5)
Purchase of shares into ESOP	—	—	—	0.1	1.4	(0.1)	(1.4)	—	—	—
Utilization of treasury shares to satisfy share based compensation	—	—	(0.1)	—	0.1	—	—	—	—	—
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.1)	—	—	—	1.1	—	—	—
At December 31, 2018	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net income	—	—	—	—	—	—	—	3.1	—	3.1
Shares sold from ESOP	—	—	3.3	—	—	0.2	0.2	—	—	3.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Dividends declared and paid	—	—	—	—	—	—	—	(13.6)	—	(13.6)
Share based compensation	—	—	4.1	—	—	—	—	—	—	4.1
Utilization of treasury shares to satisfy share based compensation	—	—	(0.1)	—	0.3	—		—	—	0.2
Utilization of shares from ESOP to satisfy share based compensation	—	—	(4.5)	—	—	0.2	0.3	—	—	(4.2)
At December 31, 2019	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4

Ordinary share capital includes 29,000,000 shares in 2019, 29,000,000 shares in 2018 and 27,136,799 shares in 2017.
Deferred share capital includes 761,835,338,444 shares in 2019, 761,835,338,444 shares in 2018 and 769,413,708,000 shares in 2017.
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
Goodwill and other identifiable intangible assets                                Business combinations are accounted for using the purchase method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value, and the amount of any non-controlling interest in the acquiree. The measurement of non-controlling interest is at fair value and is determined on a transaction by transaction basis. Acquisition costs are expensed as incurred.
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

1.    Summary of Significant Accounting Policies (continued)
Goodwill and other identifiable intangible assets (continued)
Assumptions and judgments are required in calculating the fair value of the reporting units. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a three year long-term planning period. The three year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2022 are projected to grow at a perpetual growth rate of 2.3%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 8.3% to 9.0% in determining the discounted cash flows in our fair value analysis.
The fair value of the reporting units substantially exceeded the carrying value for all reporting units that have goodwill allocated.
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
Property, plant and equipment, net                                        Property, plant and equipment is stated at historic cost less accumulated depreciation and any impairment in value. Depreciation is initially calculated on a straight-line basis over the estimated useful life of the particular asset. The depreciation expense during 2019, 2018 and 2017 was $14.1 million, $17.8 million and $17.0 million, respectively. As a result of the complexity of our manufacturing process, there is a wide range of plant and equipment in operation. The estimated useful lives is summarized as follows:

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
We review the carrying value for any individual asset for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. If any such indication exists and where the carrying value exceeds the estimated recoverable amount, the asset is written-down to its estimated recoverable amount. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During 2019 we recorded an impairment of $4.6 million (2018: $6.6 million) in relation to restructuring activities. There was also a $5.2 million charge, recorded within impairment charges, relating to plant and equipment held in our Superform business, following the downturn in the European luxury automotive market. In 2018 the $3.4 million charge arose from the fair value adjustment in relation to the sale of the Czech business, recorded in impairment charges. In 2017 we recorded an impairment of $1.5 million as part of an annual exercise to review the use of our long-lived assets.

1.    Summary of Significant Accounting Policies (continued)
Impairments
The Company will recognize impairments in relation to property, plant and equipment, investments and goodwill, other identifiable intangible assets and other long-lived assets in accordance with the above policies. Impairments relating to restructuring activities, incurred to exit an activity or location, will be recorded within the restructuring line on the Statement of Income, other impairments will be recorded within impairment charges line on the Statement of Income.
The impairment line item in 2019 relates to: a $5.2 million charge relating to plant and equipment held in our Superform business; partially offset by a true-up upon the final sale of the Czech business, $0.2 million credit, (2018: $3.4 million charge). In 2018 there was also a $2.4 million write-off in relation to the acquisition of Luxfer Holdings NA LLC and $1.3 million of goodwill impairment within the Superform business unit.
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

1.    Summary of Significant Accounting Policies (continued)
Cash, Cash Equivalents and Restricted Cash                                    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted cash is recognized separately in the Consolidated Balance Sheets. Restricted cash balances were $0.1 million at December 31, 2019 and $0.3 million at December 31, 2018. The $0.1 million in 2019 (2018: $0.3 million) is held in escrow to disburse environmental liabilities recognized as a result of the acquisition of the Specialty Metals division of ESM Inc in 2017.
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
During 2019, the average USD/GBP sterling exchange rate was £0.7820 compared to the 2018 average of £0.7509. This change resulted in a negative impact of $6.1 million on revenue and $1.6 million on operating income. Based on the 2019 level of revenue and income, a weakening in GBP sterling leading to a £0.05 increase in the USD/GBP sterling exchange rate would result in a decrease of $10.6 million in revenue and $0.1 million in operating net income.
During 2019, the average USD/Euro exchange rate was €0.8943, compared to the 2018 average of €0.8472. This change resulted in a negative impact of $0.2 million on revenue and $0.6 million on operating profit. Based on the 2019 level of revenue and income, a weakening in the Euro leading to a €0.05 increase in the Euro to U.S. dollar exchange rate would result in a decrease of $0.2 million in revenue and $1.1 million change to operating profit.

1.    Summary of Significant Accounting Policies (continued)
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
Actuarial assumptions are updated annually and are disclosed in Note 13. We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis.
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

1.    Summary of Significant Accounting Policies (continued)
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
New accounting standards
On January 1, 2019, we adopted ASC Topic 842, "Leases", and applied the modified retrospective approach to recognizing any right-of-use assets and lease liabilities. Upon adoption, we have recognized all of our leases greater than one-year in duration and greater than $5,000 fair value, on the balance sheet as right-of-use assets and lease liabilities. This has resulted in us restating the prior period comparatives and have recognized a right-of-use asset of $21.2 million at January 1, 2018, with a corresponding lease liability, split $3.1 million, recognized in Other current liabilities, and $18.1 million recognized in Other non-current liabilities. Classification as either operating or finance is based on criteria largely similar to those applied in ASC 840 but without explicit bright lines. We have made certain assumptions and judgments when applying ASC 842, those judgments of most significance are as follows:

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

1.    Summary of Significant Accounting Policies (continued)
New accounting standards (continued)
We determine if an arrangement is a lease at inception. Operating leases are included in our Consolidated Balance Sheet as Right-of-use assets from operating leases, Current operating lease liabilities and Non-current operating lease liabilities. Some of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use.
In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate. To estimate our specific incremental borrowing rates over various tenures (ranging from one-year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our publicly outstanding debt instruments.
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
Accounting standards issued but not yet effective
In June 2016, the Financial Accounting Standards Board ("FASB") issued new accounting requirements regarding the measurement of credit losses on financial instruments, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2019. The Company anticipates that the timing of the recognition of impairments to accounts, notes and other receivables will change rather than a material change in the size of the balance.
In August 2018, FASB issued new accounting requirements regarding the accounting for implementation costs in a cloud computing arrangement that is a service contract. The new standard is effective for fiscal years beginning after December 15, 2019. The Company does not anticipate there to be any material retrospective or prospective change in the costs that have been capitalized and expensed in regards to implementation projects.
In December 2019, FASB issued an amendment to simplify the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020. The Company is assessing the impact of this new standard.

2.     Acquisitions and disposals
Acquisition and disposal related costs of $1.4 million have been incurred in 2019. This amount includes a $3.5 million charge in relation to the reimbursement of costs and $0.9 million of professional and legal fees incurred in connection with the terminated Neo acquisition, partially offset by a $2.9 million gain from the sale of Magnesium Elektron CZ s.r.o in the second quarter of 2019 and a $0.1 million credit on the remeasurement of the deferred contingent consideration.
The net gain on disposal of the Czech business is outlined below:

In millions	2019
Cash proceeds	5.9
Less:
Cash held in business	(1.3)
Purchase price adjustment	(0.2)
Net proceeds	4.4
Net assets less cash	(3.6)
Gain on disposal	0.8
Disposal costs	(0.4)
Realized translation gain on disposal	2.5
Net gain on disposal	2.9

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

2.     Acquisitions and disposals (continued)
Deferred contingent consideration
The deferred contingent consideration is in relation to the acquisition of Truetech and Innotech, (Luxfer Magtech) in 2015 and is linked to the future profitability of the entity. Where appropriate, this is payable annually from 2015 to 2020. The deferred contingent consideration totaled $0.5 million at December 31, 2019 (2018: $0.9 million), following a remeasurement of deferred contingent consideration at the year-end based upon the estimated future cash flows and the weighted probability of those cash flows being achieved, resulting in a credit to the consolidated income statement of $0.1 million (2018: debit of $0.9 million), net of an unwind of discount on deferred contingent consideration of $0.2 million (2018: $0.2 million). The entire consideration is deemed to be current and shown on the balance sheet within other current liabilities, as it is based on the performance of Luxfer Magtech for the year ending December 31, 2019. The potential undiscounted future payment has been estimated at $0.5 million (2018: $0.9 million). The maximum undiscounted amount payable under the sale agreement is $10.0 million.

	Years ended December 31,
In millions	2019	2018
Net cash flows on purchase of business:
Included in net cash flows from investing activities:
Cash acquired	—	2.7
Net cash flows on purchase of business	$—	$2.7

	Years ended December 31,
In millions	2019	2018
Net cash flows on purchase of business:
Included in net cash flows from financing activities:
Deferred consideration paid	$(0.5)	$(0.8)
Net cash flows on purchase of business	$(0.5)	$(0.8)

3.    Earnings per share

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31,
In millions except share and per-share data	2019	2018	2017
Basic earnings:
Net income	$3.1	$25.0	$16.6
Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,289,042	26,708,469	26,460,947
Dilutive effect of potential common stock	593,822	983,793	263,034
For diluted earnings per share	27,882,864	27,692,262	26,723,981
Earnings per share using weighted average number of ordinary shares outstanding:
Basic earnings per ordinary share	$0.11	$0.94	$0.63
Diluted earnings per ordinary share	$0.11	$0.90	$0.62

4.    Revenue

Disaggregated revenue disclosures for the fiscal years ended December 31, 2019, December 31, 2018, and December 31, 2017, are included below and in Note 16, Segmental Information.

	Years ended December 31,
	2019			2018			2017
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$46.0	$111.7	$157.7	$50.7	$123.9	$174.6	$49.6	$95.6	$145.2
Transportation	83.8	59.5	143.3	79.0	72.8	151.8	63.8	66.5	130.3
Defense and emergency	73.5	45.1	118.6	79.3	49.4	128.7	76.5	54.1	130.6
Healthcare	20.3	3.6	23.9	29.1	3.7	32.8	30.3	4.9	35.2
	$223.6	$219.9	$443.5	$238.1	$249.8	$487.9	$220.2	$221.1	$441.3

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which revenue is recognized over time. Revenue from these sources combined accounted for less than 2% of the Company’s revenue for the fiscal years ended December 31, 2019, and December 31, 2018, respectively. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	December 31, 2019	December 31, 2018
Contract receivables	$1.7	$1.5
Contract assets	1.3	2.1
Contract liabilities	(0.5)	(1.1)

Contract assets consist of $1.3 million accrued unbilled amounts relating to tooling revenue and are recognized as prepayments and accrued income in accounts and other receivables in the consolidated balance sheets. Of the $2.1 million contract assets recognized as of December 31, 2018, $2.0 million were billed to customers and transferred to receivables as of December 31, 2019. Contract assets recognized as of December 31, 2017, of $4.6 million were all billed to customers and transferred to receivables in the fiscal year ending December 31, 2018.
Contract liabilities of $0.5 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities. Significant changes in contract liabilities balances during the period are as follows:

In millions	2019	2018
As at January 1,	$(1.1)	$(0.9)
Payments received / amounts billed	(0.9)	(3.8)
Costs incurred / revenue recognized	1.5	3.6
As at December 31,	$(0.5)	$(1.1)

5.    Restructuring
During 2019, 2018 and 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2019, there was a further $20.1 million of costs in relation to the previously announced closure of Luxfer Gas Cylinders' French site. There is an expectation that further costs will be incurred in, but not beyond 2020. Within the Elektron segment, there was $4.6 million of asset write-downs and one-time employee benefits, following the decision to scale down production at one of our Luxfer Magtech sites. There were other simplification costs incurred of $1.2 million across both segments.
In 2018, the restructuring charge included an other-than-temporary impairment and employee severance charges in the Gas Cylinders segment in relation to the Company's announcement that it was under consultation to close its French site. Within the Elektron segment, there have been asset write-downs in connection to the closure of our Luxfer Graphic Arts site in Findlay, OH, with consolidation of operations in Madison, IL; and the previously announced closure of our Luxfer Magtech site in Riverhead, NY.
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
Restructuring related costs included in Restructuring charges in the Consolidated statement of income / (loss) are as follows:

	Years ended December 31,
In millions	2019	2018	2017
Severance and related costs	$(20.9)	$(6.7)	$(4.6)
Asset impairment	(5.0)	(6.8)	(2.3)
Other	—	0.1	(1.5)
Total restructuring charges	$(25.9)	$(13.4)	$(8.4)

Other restructuring costs primarily consist of various contract termination and revision costs as well as legal costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31,
In millions	2019	2018	2017
Gas Cylinders segment	$(20.7)	$(10.0)	$(2.9)
Elektron segment	(5.2)	(3.4)	(5.5)
Total restructuring charges	$(25.9)	$(13.4)	$(8.4)

Activity related to restructuring, recorded in other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2019	2018
Balance at January 1,	$5.2	$2.1
Costs incurred	20.9	6.6
Cash payments and other	(19.6)	(3.5)
Balance at December 31,	$6.5	$5.2

6.    Other charges
The $2.5 million other charges incurred in 2019, is the result of the Company's decision to commence a project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at Elektron's Manchester, UK site. The work represents remediation of a legacy environmental issue and is expected to complete in the second quarter of 2020, but with no significant further costs envisioned.
The charge is being disclosed separately on the face of the condensed consolidated income statement as the NORM was created during the Company's historic production process and the remediation is not indicative of the current trading performance of the Company.

7.     Goodwill and other identifiable intangible assets
Changes in goodwill during the years ended December 31, 2019 and 2018 were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2018	$29.0	$42.2	$71.2
Impairments	(1.3)	—	(1.3)
Exchange difference	(1.4)	(0.9)	(2.3)
At December 31, 2018	$26.3	$41.3	$67.6
Exchange difference	0.7	0.5	1.2
Net balance at December 31, 2019	$27.0	$41.8	$68.8

Accumulated goodwill impairment losses were $9.6 million as of December 31, 2019 and 2018.
Identifiable intangible assets consisted of the following:

	December 31, 2019			December 31, 2018
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(4.6)	$8.8	$13.4	$(3.8)	$9.6
Technology and trading related	8.1	(3.3)	4.8	7.9	(2.9)	5.0
	$21.5	$(7.9)	$13.6	$21.3	$(6.7)	$14.6

Identifiable intangible asset amortization expense in 2019, 2018 and 2017 was $1.2 million, $1.2 million and $1.3 million, respectively.
In 2018, we recorded, within impairment charges, an impairment charge of $1.3 million in the Gas Cylinders segment, associated with our Superform business unit.
In 2017, we recorded, within restructuring charges, an impairment charge of $0.5 million in the Gas Cylinders segment for technology and trading related intangibles following the announcement to exit our Luxfer HEI business.
Intangible asset amortization expense over the next five years is expected to be approximately $1.1 million in 2020, $1.1 million in 2021, $1.1 million in 2022, $1.1 million in 2023 and $1.1 million in 2024.
The weighted-average amortization period for the customer relationships is 11 years and for the technology and trading related assets is 12 years.

8.    Supplementary balance sheet information

In millions	2019	2018
Accounts and other receivables
Trade receivables	$52.4	$49.8
Related parties	2.7	0.9
Prepayments and accrued income	6.7	7.7
Derivative financial instruments	0.3	0.1
Other receivables	4.2	4.2
Total accounts and other receivables	$66.3	$62.7

Inventories
Raw materials and supplies	$33.4	$30.5
Work-in-process	32.2	33.1
Finished goods	28.9	30.0
Total inventories	$94.5	$93.6

Other current assets
Held-for-sale assets	$3.9	$10.7
Income tax receivable	1.1	—
Total other current assets	$5.0	$10.7

Property, plant and equipment, net
Land, buildings and leasehold improvements	$68.1	$73.3
Machinery and equipment	287.7	286.0
Construction in progress	8.9	10.1
Total property plant and equipment	364.7	369.4
Accumulated depreciation and impairment	(265.8)	(262.5)
Total property, plant and equipment, net	$98.9	$106.9

Current maturities of long-term debt and short-term borrowings
Overdrafts	—	3.5
Total current maturities of long-term debt and short-term borrowings	$—	$3.5

Other current liabilities
Contingent liabilities	$6.6	$5.3
Held-for-sale liabilities	—	2.5
Operating lease liability	3.3	3.5
Other current liabilities	2.4	4.1
Total other current liabilities	$12.3	$15.4

Other non-current liabilities
Contingent liabilities	$0.9	$0.8
Operating lease liability	11.7	14.9
Other non-current liabilities	0.2	0.5
Total other non-current liabilities	$12.8	$16.2

8.    Supplementary balance sheet information (continued)
Impairment of property, plant and equipment
Property, plant and equipment, net, includes an impairment of $4.6 million recognized within restructuring charges and $5.2 million recognized within impairment charges in 2019 (2018: $6.6 million and nil).
The $4.6 million (2018: $1.5 million) recognized within restructuring charges in 2019 relates to the write-down of land and buildings within the Elektron segment as a result of announced exits. In 2018 there was $5.1 million relating to rationalization activity in the Gas Cylinders segment.
The $5.2 million recognized within impairment charges in 2019 relates to the downturn in the European luxury automotive market which has adversely impacted our Superform business within the Gas Cylinders segment.
Held-for-sale assets
In 2019, there was one building valued at $3.7 million, within our Elektron Segment classified as held-for-sale assets, presented within other current assets. The building was classified as held-for-sale in 2018, as the expectation was that the building would be sold in 2019. There are conditions attached to the sale which the Company expects to be met in 2020 and as such the building continues to be classified as held-for-sale.
There is also $0.2 million of inventory which has been reclassified as held-for-sale assets, in relation to one of our operations within our Gas Cylinders Segment.
During 2018, two buildings valued at $4.7 million, within our Elektron Segment were classified as held-for-sale assets, presented within other current assets. The buildings were part of separate site closures announced in 2017 (Riverhead, NY) and early 2018 (Findlay, OH) and were readily available for sale at December 31, 2018. The buildings were impaired to their fair value less costs to sell, with the impairment ($1.1 million) disclosed within restructuring charges in the consolidated statement of income in 2017. The property at Findlay, OH, was sold during the first half of 2019; the site at Riverhead, NY is now expected to be sold during 2020 and is included within held-for-sale assets as at December 31,2019.
The Company was actively marketing and was in negotiations with a third party during the fourth quarter of 2018 with a view to selling its Magnesium Elektron CZ s.r.o. subsidiary, which was involved in magnesium recycling and based in the Czech Republic. This led to the business being classified as held-for-sale and written down to fair value less costs to sell. An offer was received and subsequently accepted in February 2019. The $3.4 million charge is presented within impairment charges in the consolidated statement of income in 2018 and has been allocated to property, plant and equipment. The transaction was completed in the first half of 2019.
The respective assets and liabilities of the above disposal groups have been reclassified as held-for-sale within other current assets and other current liabilities per the table below.

Reclassified to held-for-sale assets	December 31, 2019	December 31, 2018
In millions
Property, plant and equipment	$3.7	$5.5
Inventory	0.2	2.9
Accounts and other receivables	—	2.3
Held-for-sale assets	$3.9	$10.7

Reclassified to held-for-sale liabilities
Accounts payables	$—	$2.5
Held-for-sale liabilities	$—	$2.5

As a result of items reclassified to held-for-sale, there has been no reclassification of items from other comprehensive income to the income statement.

9.    Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss consist of the following:

In millions	December 31, 2019	December 31, 2018
Cumulative translation adjustments	$(55.5)	$(55.6)
Pension plans actuarial loss, net of tax	(94.1)	(90.2)
Change in market value of derivative financial instruments, net of tax	—	(0.8)
Accumulated other comprehensive loss	$(149.6)	$(146.6)

Reclassifications within accumulated other comprehensive loss
During 2019, a $0.5 million translation loss was reclassified out of the hedging reserve and into cumulative translation adjustments. There was no net impact on on accumulated other comprehensive loss.
Reclassifications out of accumulated other comprehensive loss
During 2019, a $2.5 million translation gain (2018: nil) was reclassified out of accumulated other comprehensive loss and into the income statement, within acquisition related costs / credits. This amount was realized on the disposal of Elektron's magnesium recycling business in the Czech Republic.
10.    Debt

Debt outstanding was as follows:

In millions	December 31, 2019	December 31, 2018
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	17.5	—
Other - Bank overdraft	—	3.5
Unamortized debt issuance costs	(1.1)	(1.4)
Total debt	$91.4	$77.1
Less current portion	—	(3.5)
Non-current debt	$91.4	$73.6

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
The weighted-average interest rate on the revolving credit facility was 2.47% and 3.58% in 2019 and 2018, respectively.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts is as follows:

In millions	2020	2021	2022	2023	2024	Thereafter	Total
Loan Notes due 2021	$—	$25.0	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	25.0	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	17.5	—	—	—	17.5
Total debt	$—	$25.0	$17.5	$25.0	$—	$25.0	$92.5

10.    Debt (continued)
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
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to December 31, 2019.
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
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2019.

11.    Derivatives and Financial Instruments
The Company's financial instruments comprise bank and other loans, senior loan notes, derivatives, trade payables, deferred and deferred contingent consideration. Other than derivatives, the main purpose of these financial instruments is to raise finance for the Company's operations. The Company also has various financial assets such as trade receivables and cash and cash equivalents, which arise directly from its operations.
Derivative financial instruments                                        We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices such as aluminum prices. We manage exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments such as foreign currency forward purchase contracts and aluminum forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. In 2019, the Company had $0.3 million (2018: $0.1 million) derivative financial instruments disclosed within accounts and other receivables. The value of derivative financial instruments recorded in liabilities in 2019 and 2018 was less than $0.1 million.
At December 31, 2019, the fair value of forward foreign currency exchange contracts deferred in equity was nil (2018: loss of $0.4 million and 2017: loss of $0.7 million). During 2019, a gain of $0.1 million (2018: loss of $0.1 million and 2017: gain of $0.6 million) has been transferred to the consolidated income statement in respect of contracts that have matured in the year.
Aluminum forward purchase contracts                                        Aluminum is traded on the London Metal Exchange ("LME") and therefore the Group is able to use LME derivative contracts to hedge a portion of its price exposure. In 2019 the Group purchased approximately 12,000 (2018: 11,500) metric tons of primary aluminum. The processed waste can be sold as scrap aluminum at prices linked to the LME price. Based on the 2019 level of aluminum purchases, a $100 increase in the LME price of aluminum would increase our Gas Cylinders segment's costs by approximately $1.2 million.
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
At December 31, 2019 and 2018, the Company held various forward foreign currency exchange contracts designated as hedges in respect of forward sales for U.S. dollars, euros and Japanese yen for the receipt of GBP sterling or euros. The Company also held forward foreign currency exchange contracts designated as hedges in respect of forward purchases for U.S. dollars, euros and Canadian dollars by the sale of GBP sterling. The contract totals in GBP sterling and euros, range of maturity dates and range of exchange rates are disclosed below, with the value denominated in GBP sterling given that is the currency the majority of the contracts are held in.

11.    Derivatives and Financial Instruments (continued)

Derivative financial instruments (continued)

	December 31, 2019
Sales hedges	U.S. dollars	Euros	Japanese Yen
Contract totals/£m	0.1	7.6	0.1
Maturity dates	01/20	01/20 to 03/20	01/20
Exchange rates	1.2914	€1.1551 to €1.1750	JPY	142.86

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	1.3	0.8	7.0
Maturity dates	03/20	03/20	01/20
Exchange rates	1.3228	€1.1663	$1.7137 to $1.7664

December 31, 2018
Sales hedges	U.S. dollars	Euros
Contract totals/£m	4.8	7.2
Maturity dates	01/19 to 07/19	01/19 to 07/19
Exchange rates	$1.2519 to $1.3419	€1.0949 to €1.1702

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Czech koruna
Contract totals/£m	7.5	1.7	2.9	0.1
Maturity dates	01/19 to 07/19	01/19 to 06/19	01/19 to 03/19	01/19
Exchange rates	$1.2609 to $1.3380	€1.1074 to €1.1221	$1.7039 to $1.7416	CZK	28.449

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
Overdrafts
At December 31, 2019, the Company had no overdrafts, in 2018 $3.5 million were disclosed within other current liabilities with its carrying value being equal to its fair value. All of the balance at December 31, 2018 was subject to variable interest rate and subject to floating interest rate risk.
Bank loans                                                    At December 31, 2019, bank and other loans of $92.5 million (2018: $75.0 million) were outstanding. At December 31, 2019, bank and other loans are shown net of issue costs of $1.1 million (2018: $1.4 million), and these issue costs are to be amortized to the expected maturity of the facilities. This carrying value is equal to its fair value. At December 31, 2019, $17.5 million (2018: none) of the total $92.5 million (2018: $75.0 million) bank and other loans was variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt.

11.    Derivatives and Financial Instruments (continued)
Fair value of financial instruments (continued)
Forward foreign currency exchange rate contracts                                The fair value of these contracts was calculated by determining what the Company would be expected to receive or pay on termination of each individual contract by comparison to present market prices.
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
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Group at December 31, 2019, were analyzed using the hierarchy as follows:

In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.3	$—	$0.3	$—
Interest bearing loans and borrowings:
Loan Notes due 2021	25.0	—	25.0	—
Loan Notes due 2023	24.9	—	24.9	—
Loan Notes due 2026	24.8	—	24.8	—
Revolving credit facility	16.7	—	16.7	—
Other financial liabilities:
Deferred contingent consideration	0.5	—	—	0.5

The following table presents the changes in Level 3 instruments for the year ended December 31, 2019.

In millions	2019
Balance at January 1	$0.9
Payments made during year	(0.5)
Unwind of discount on deferred consideration	0.2
Remeasurement of deferred consideration (recognized in acquisition-related costs)	(0.1)
Balance at December 31	$0.5
Total losses for the period included in profit and loss for assets held at the end at December 31	0.1
Change in unrealized (gains) or losses for the period included in profit and loss for assets held at the end at December 31	$0.1

The deferred contingent consideration relates to estimates of amounts payable in the future regarding acquisitions made in prior years. This deferred contingent consideration is based upon an estimate of the future profitability of the businesses versus targets agreed upon as part of the acquisitions.

12.    Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31,
In millions	2019	2018	2017
U.K.	$8.0	$26.2	$(3.0)
International(1)	1.8	4.3	22.9
Income before income taxes	$9.8	$30.5	$19.9
(1) "International" reflects non-U.K. income before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31,
In millions	2019	2018	2017
Currently payable
U.K.	$0.7	$0.2	$(0.2)
International(1)	2.8	5.1	6.2
Total current taxes	$3.5	$5.3	$6.0
Deferred
U.K.	$3.7	$3.4	$(0.1)
International(1)	(0.5)	(3.2)	(2.6)
Total deferred taxes	$3.2	$0.2	$(2.7)
Total provision for income taxes	$6.7	$5.5	$3.3
(1) "International" reflects non-U.K. income taxes.
Differences between the financial reporting and the corresponding tax basis of assets and liabilities and the different income tax rates and laws applicable to the Company, among other factors, give rise to permanent differences between the statutory tax rate applicable in the U.K. and the effective tax rate presented in the consolidated income statement, which in 2019, 2018 and 2017 were as follows:

	Years ended December 31,
In millions	2019	2018	2017
Income before income taxes	$9.8	$30.5	$19.9
Provision for income taxes at the U.K. statutory tax rate (2019: 19%, 2018:19%, 2017: 19.25%)	1.9	5.8	3.8
Effect of:
Non-deductible expenses	2.7	0.1	0.8
Movement in valuation allowances	1.2	—	(0.9)
Differences in income tax rates in countries where the Company operates(1)	1.0	0.3	2.2
Effect of U.S. tax reform	—	—	(4.0)
Effect of changes in tax rates (excluding U.S. tax reform) (2)	(0.1)	0.2	1.1
Movement in uncertain tax positions	0.4	0.1	0.9
Other	(0.4)	(1.0)	(0.6)
Total provision for income taxes	$6.7	$5.5	$3.3
(1) Refers mainly to the effects of the differences between the statutory income tax rate in the U.K. against the applicable income tax rates of each country where the Company operates.
(2) The U.K. corporation tax rate decreased from 20% to 19% with effect from April 1, 2017. A further reduction in the U.K. corporation tax rate is expected to 17% from April 1, 2020.

12.    Income Taxes (continued)
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
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31,
In millions	2019	2018	2017
Beginning balance	$3.2	$2.8	$1.9
Gross increases based on tax positions related to the current year	0.6	1.4	1.0
Reductions due to expiry of statute of limitations	(0.6)	(1.0)	(0.1)
Ending balance	$3.2	$3.2	$2.8

Non-current	$3.2	$3.2	$2.8

The Company's unrecognized tax benefits relate to the pricing of its various inter-company transactions. Because the transfer pricing calculation is often multifaceted, taking into account economics, finance, industry practice, and functional analysis, a company's transfer pricing position often sits at a particular point along a wide continuum of possible pricing outcomes. The inherent subjectivity in pricing inter-company balances gives rise to measurement uncertainty. Management has considered the valuation uncertainty in determining the measurement of the uncertain tax position. There are no current tax audit examinations. Management estimates that it is reasonably possible that approximately $0.2 million of our gross unrecognized tax benefits ($0.1 million of our net unrecognized tax benefits) may be recognized by the end of 2020 as a result of a lapse of the statute of limitations.
At December 31, 2019, 2018 and 2017, there were $0.7 million, $0.7 million, and $0.6 million of unrecognized tax benefits respectively, that if recognized would affect the annual effective tax rate.
The Company recognizes interest accrued and penalties relating to unrecognized tax benefits in the income tax line. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $nil, $nil and $nil respectively, in interest and penalties.
The following is a summary of the tax years open by major tax jurisdiction:

Jurisdiction	Years open
U.K.	2018 - 2019
U.S. Federal	2016 - 2019
U.S. State and local	2016 - 2019
France	2016 - 2019
Germany	2015 - 2019
China	2016 - 2019
Canada	2015 - 2019

12.    Income Taxes (continued)
Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of unremitted earnings at December 31, 2019, was approximately $47.2 million (at December 31, 2018: $62.4 million, at December 31, 2017: $59.0 million). If these earnings were remitted, it is estimated that the additional income tax arising would be approximately $0.7 million (at December 31, 2018: $0.6 million, at December 31, 2017: $0.3 million).
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31,
In millions	2019	2018
Deferred tax assets	$15.8	$18.6
Deferred tax liabilities	(2.5)	(3.5)
Net deferred tax assets	$13.3	$15.1

The tax effects of the major items recorded in deferred tax assets and liabilities were as follows:

	December 31,
In millions	2019	2018
Deferred tax assets
Pension benefits	$5.8	$7.7
Tax loss and credit carry forwards	23.8	20.7
Other	3.5	5.2
Total deferred tax assets	33.1	33.6
Valuation allowances	(16.2)	(15.0)
Deferred tax assets, net of valuation allowances	$16.9	$18.6
Deferred tax liabilities
Property, plant and equipment	$3.6	$3.5
Total deferred tax liabilities	$3.6	$3.5
Net deferred tax assets	$13.3	$15.1

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

12.    Income Taxes (continued)
At December 31, 2019, the Company had carried forward tax losses and tax credits of $94.9 million (U.K.: $32.8 million, non-U.K.: $62.1 million). Carried forward tax losses and tax credits for 2018 were $81.0 million (U.K.: $38.8 million, non-U.K.: $42.2 million) and for 2017 were $92.7 million (U.K.: $43.4 million, non-U.K.: $49.3 million). To the extent that these losses are not already recognized as deferred income taxes assets, and are available to offset against future taxable profits, it is expected that the future effective tax rate would be below the standard rate in the country where the profits are offset. A valuation allowance of $14.9 million (2018: $15.0 million, 2017: $15.0 million) exists for deferred tax benefits related to the tax loss and tax credit carry forwards and other benefits that may not be realized. The apportionment of the valuation allowance between the U.K. and non-U.K. jurisdictions is U.K.: $2.8 million, non-U.K.: $12.1 million (2018: U.K.: $4.1 million, non-U.K.: $10.9 million; 2017: U.K.: $4.6 million, non-U.K.: $10.4 million). The non-U.K. valuation allowances relate predominantly to tax losses in France, Germany and Canada.
Of the carried forward tax losses and tax credits as at December 31, 2019, $26.4 million expire between 2023 and 2034 and $68.5 million are available for indefinite carry-forward.

13.     Pension Plans
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
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans as of and for the years ended December 31, 2019 and 2018:

	2019	2019	2019	2018	2018	2018
In millions	U.K.	U.S./ other	Total	U.K.	U.S./ other	Total
Change in benefit obligations
Benefit obligation at January 1	$315.2	$46.8	$362.0	$369.7	$53.1	$422.8
Service cost	—	0.1	0.1	—	0.1	0.1
Interest cost	9.2	1.9	11.1	8.6	1.8	10.4
Curtailment gain	—	(1.8)	(1.8)	—	—	—
Settlement gain	—	(2.7)	(2.7)	—	—	—
Actuarial loss / (gain)	38.4	5.0	43.4	(27.7)	(5.9)	(33.6)
Exchange difference	10.0	—	10.0	(19.7)	(0.1)	(19.8)
Benefits paid	(13.6)	(2.2)	(15.8)	(17.9)	(2.2)	(20.1)
Prior service cost	—	—	—	2.2	—	2.2
Benefit obligation at December 31	$359.2	$47.1	$406.3	$315.2	$46.8	$362.0
Change in plan assets
Fair value of plan assets at January 1	$283.4	$38.6	$322.0	$326.3	$41.2	$367.5
Actual return on assets	45.4	6.7	52.1	(13.0)	(2.5)	(15.5)
Exchange difference	7.6	—	7.6	(17.8)	—	(17.8)
Contributions from employer	5.9	2.0	7.9	5.8	2.1	7.9
Benefits paid	(13.6)	(2.2)	(15.8)	(17.9)	(2.2)	(20.1)
Settlement loss	—	(2.7)	(2.7)	—	—	—
Fair value of plan assets at December 31	$328.7	$42.4	$371.1	$283.4	$38.6	$322.0
Funded status
Benefit obligations in excess of the fair value of plan assets	$(30.5)	$(4.7)	$(35.2)	$(31.8)	$(8.2)	$(40.0)

The net benefit obligations of $35.2 million and $40.0 million at December 31, 2019, and December 31, 2018, respectively, are recorded in non-current liabilities in the consolidated balance sheets.

13.     Pension Plans (continued)
The amounts recognized in the consolidated statements of income in respect of the pension plans were as follows:

	2019	2019	2019	2018	2018	2018	2017	2017	2017
In millions	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total
In respect of defined benefit plans:
Current service cost	$—	$0.1	$0.1	$—	$0.1	$0.1	$—	$0.1	$0.1
Interest cost	9.2	1.9	11.1	8.6	1.8	10.4	8.9	1.9	10.8
Expected return on assets	(13.4)	(2.3)	(15.7)	(14.5)	(2.2)	(16.7)	(14.8)	(1.8)	(16.6)
Curtailment gain	—	(1.8)	(1.8)	—	—	—	—	—	—
Settlement loss	—	0.8	0.8	—	—	—	—	—	—
Amortization of net actuarial loss	2.5	0.6	3.1	2.3	0.4	2.7	2.5	0.3	2.8
Amortization of prior service credit	(0.4)	—	(0.4)	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Total (credit) / charge for defined benefit plans	$(2.1)	$(0.7)	$(2.8)	$(4.1)	$0.1	$(4.0)	$(3.9)	$0.5	$(3.4)
In respect of defined contribution plans:
Total charge for defined contribution plans	$2.1	$2.1	$4.2	$2.1	$2.3	$4.4	$1.9	$2.1	$4.0
Total charge / (credit) for pension plans	$—	$1.4	$1.4	$(2.0)	$2.4	$0.4	$(2.0)	$2.6	$0.6

In accordance with ASC 715, defined benefit pension charge / (credit) is split in the income statement, with $0.3 million (2018: $0.7 million; 2017: $0.8 million) of expenses recognized within sales, general and administrative expenses, a credit of $1.8 million (2018 and 2017 nil) in relation to the curtailment gain on the French pension plan, recognized in restructuring charges and a credit of $1.3 million (2018: $4.7 million credit; 2017: $4.2 million credit) recognized below operating income in the income statement.
The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) ("AOCI") during the years ended December 31:

In millions	2019	2018
Net actuarial (loss) / gain	$(7.5)	$1.4
Amortization of actuarial loss	3.1	2.7
Prior service cost	—	(2.2)
Amortization of prior service credit	(0.4)	(0.5)
Total recognized in other comprehensive loss	(4.8)	1.4
Total credit recognized in net periodic benefit cost and other comprehensive income	$(2.0)	$5.4

The estimated net loss for defined benefit plans included in AOCI that will be recognized in net periodic benefit cost during 2020 is $2.4 million, consisting of amortization of net actuarial loss of $2.8 million, partially offset by amortization of prior service credit of $0.4 million.
The following table shows the amounts included in AOCI that have not yet been recognized as components of net periodic benefit cost for the years ended December 31:

In millions	2019	2018
Net actuarial loss	$(140.8)	$(136.4)
Net prior service credit	12.3	12.7
Total included in AOCI not yet recognized in the statement of loss	$(128.5)	$(123.7)

13.     Pension Plans (continued)
The financial assumptions used in the calculations were:

	Projected Unit Credit Valuation
	U.K.			U.S.
	2019	2018	2017	2019	2018	2017
	%	%	%	%	%	%
Discount rate	2.10	2.90	2.40	3.10	4.20	3.60
Expected return on assets	4.10	4.90	4.80	6.20	6.20	6.00
Retail price inflation	2.90	3.30	3.10	n/a	n/a	n/a
Inflation related assumptions:
Salary inflation	n/a	n/a	n/a	n/a	n/a	n/a
Consumer price inflation	2.00	2.20	2.10	n/a	n/a	n/a
Pension increases—pre April 6, 1997	1.80	2.00	1.90	n/a	n/a	n/a
—1997 - 2005	2.10	2.20	2.10	n/a	n/a	n/a
—post April 5, 2005	1.70	1.80	1.70	n/a	n/a	n/a

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

	2019	2018
Other principal actuarial assumptions:	Years	Years
Life expectancy of male / female in the U.K. aged 65 at accounting date	21.5 / 24.2	21.4 / 24.1
Life expectancy of male / female in the U.K. aged 65 at 20 years after accounting date	22.8 / 25.7	22.8 / 25.7

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

13.     Pension Plans (continued)
Special events
In June 2019, the closure of Luxfer Gas Cylinders' French site affected the French pension plan. This resulted in a curtailment gain of $1.8 million and triggered immediate recognition of the unamortized net actuarial losses of $0.3 million.
In December 2019, the U.S. plan offered deferred members the opportunity to receive a lump sum in respect of their benefits in the Plan. The result of this exercise was that lump sums totalling $2.7 million were paid out with a corresponding $3.6 million of defined benefit obligation being extinguished. This triggered immediate recognition of the unamortized net actuarial losses of $0.8 million.
In October 2018, following a High Court ruling in the U.K., a $2.2 million allowance in relation to the expected future costs of equalizing Guaranteed Minimum Pensions (GMPs) in the U.K. Plan has been included in the obligations on the balance sheet at December 31, 2018. This allowance is being amortized in the income statement over the future lifetime of the Plan members.
The fair value of plan assets were:

	2019	2019	2019	2018	2018	2018
In millions	U.K.	U.S./ other	Total	U.K.	U.S./ other	Total
Assets in active markets:
Equities and growth funds	$146.8	$26.2	$173.0	$173.1	$20.6	$193.7
Government bonds	52.7	—	52.7	46.7	—	46.7
Corporate bonds	129.1	16.2	145.3	63.6	18.0	81.6
Cash	0.1	—	0.1	—	—	—
Total fair value of plan assets	$328.7	$42.4	$371.1	$283.4	$38.6	$322.0

All investments were classified as Level 2 in the fair value hierarchy as of December 31, 2019 and December 31, 2018.
The following benefit payments are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.K. pension plans	U.S./ other pension plans
2020	$14.9	$2.4
2021	15.2	2.4
2022	15.6	2.4
2023	15.9	2.4
2024	16.3	2.4
Thereafter	$85.3	$11.8

The estimated amount of employer contributions expected to be paid to the defined benefit pension plans for the year ending December 31, 2020, is $7.9 million (2019: $7.9 million actual employer contributions).

14.    Shareholders' Equity

(a)	Ordinary share capital

	December 31, 2019	December 31, 2018	December 31, 2019		December 31, 2018
	No.	No.	Millions		Millions
Authorized:
Ordinary shares of £0.50 each	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
Deferred ordinary shares of £0.0001 each	761,835,338,444	761,845,318,444	149.9	(1)	149.9	(1)
	761,875,338,444	761,885,318,444	$185.6	(1)	$185.6	(1)
Allotted, called up and fully paid:
Ordinary shares of £0.50 each	29,000,000	29,000,000	$26.6	(1)	$26.6	(1)
Deferred ordinary shares of £0.0001 each	761,835,338,444	761,835,338,444	149.9	(1)	149.9	(1)
	761,864,338,444	761,864,338,444	$176.5	(1)	$176.5	(1)

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
At December 31, 2019, there were 27,431,283 (2018: 28,376,729) ordinary shares of Luxfer Holdings PLC listed on the New York Stock Exchange (NYSE).
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

14.    Shareholders' Equity (continued)
(b) Treasury Shares

In millions
At January 1, 2018	$(5.8)
Transfer of treasury shares into ESOP	1.4
Utilization of treasury shares	0.1
At December 31, 2018	(4.3)
Utilization of treasury shares	0.3
At December 31, 2019	$(4.0)

In June 2015, the Board announced a share buy-back program of up to $10 million to cover the needs of employee share plans. Shareholder approval for this program was granted at the 2014 Annual General Meeting (for repurchases up to an aggregate amount of 2,700,000 ordinary shares or ADSs).
During 2018 and 2019, no ordinary shares were repurchased under the share buy-back program. At December 31, 2019, there were 352,499 (2018: 378,201) treasury shares held at a cost of $4.0 million (2018: $4.3 million).
(c) Own shares held by ESOP

In millions
At January 1, 2018	$(1.0)
Issue of new shares	(1.3)
Shares sold from ESOP	0.4
Transfer of treasury shares into ESOP	(1.4)
Utilization of ESOP shares	1.1
At December 31, 2018	(2.2)
Shares sold from ESOP	0.2
Utilization of ESOP shares	0.3
At December 31, 2019	$(1.7)

At December 31, 2019, there were 1,216,220 ordinary shares of £0.50 each (2018: 1,621,301 ordinary shares of £0.50 each) held by The Luxfer Group Employee Share Ownership Plan (the "ESOP").

14.    Shareholders' Equity (continued)
(d) Dividends paid and proposed

In millions	2019	2018	2017
Dividends declared and paid during the year:
Interim dividend paid February 1, 2017 ($0.125 per ordinary share)	—	—	3.3
Interim dividend paid May 3, 2017 ($0.125 per ordinary share)	—	—	3.3
Interim dividend paid August 2, 2017 ($0.125 per ordinary share)	—	—	3.3
Interim dividend paid November 1, 2017 ($0.125 per ordinary share)	—	—	3.4
Interim dividend paid February 7, 2018 ($0.125 per ordinary share)	—	3.4	—
Interim dividend paid May 2, 2018 ($0.125 per ordinary share)	—	3.3	—
Interim dividend paid August 1, 2018 ($0.125 per ordinary share)	—	3.3	—
Interim dividend paid November 7, 2018 ($0.125 per ordinary share)	—	3.4	—
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	3.4	—	—
Interim dividend paid May 1, 2019 ($0.125 per ordinary share)	3.4	—	—
Interim dividend paid August 7, 2018 ($0.125 per ordinary share)	3.4	—	—
Interim dividend paid November 6, 2019 ($0.125 per ordinary share)	3.4	—	—
	$13.6	$13.4	$13.3

In millions	2019	2018	2017
Dividends declared and paid after December 31 (not recognized as a liability at December 31):
Interim dividend paid February 7, 2018: ($0.125 per ordinary share)	$—	$—	$3.4
Interim dividend paid February 6, 2019: ($0.125 per ordinary share)	—	3.4	—
Interim dividend paid February 5, 2020: ($0.125 per ordinary share)	3.4	—	—
	$3.4	$3.4	$3.4

15.    Share Plans

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
Changes in the year
The change in the number of shares held by the Trustees of the ESOP and the number of share options held over those shares are shown below:

	Number of shares held by ESOP Trustees
	£0.0001 deferred shares	£0.50 ordinary shares
At January 1, 2019	15,977,968,688	1,621,301
Shares utilized during the year	—	(253,881)
Shares sold from the ESOP during the year	—	(151,200)
At December 31, 2019	15,977,968,688	1,216,220

At December 31, 2019, the loan outstanding from the ESOP was $0.6 million (2018: $2.0 million).
The market value of each £0.50 ordinary share held by the ESOP at December 31, 2019, was $18.51 (2018: $17.63).
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

15.    Share Plans (continued)
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
Share option and restricted stock awards
In March 2019, a combined 196,320 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over four years and expiring two years later. In May 2019, a combined 3,981 of Restricted Stock Units and Options over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later. In December 2019, a combined 6,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over four years and expiring two years later.
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

Performance-based awards amounting to 30,000 shares should be made to the new Chief Financial Officer which would vest upon achievement of attaining a specified adjusted diluted EPS target at each annual measurement date. Three levels of target were set:

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
These awards have vested in full at the maximum level as all performance criteria were confirmed as having been met by the Remuneration Committee in the first quarter of 2019.
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

15.    Share Plans (continued)
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

(iii)
Performance-based Awards made to the new Chief Executive Officer vest upon achievement of attaining a specified adjusted diluted EPS target at each annual measurement date. Three levels of targets were set:

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
These awards have vested in full at the maximum level as all performance criteria were confirmed as having been met by the Remuneration Committee in the first quarter of 2019.
Total share-based compensation expense for 2019, 2018 and 2017 was as follows:

	Years ended December 31,
In millions	2019	2018	2017
Other share-based compensation charges	$4.5	$4.8	$2.2
Restructuring share-based compensation charges	—	—	0.9
Total share-based compensation charges	$4.5	$4.8	$3.1

There were no cancellations or modifications to the awards in 2019, 2018 or 2017.
Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.5 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.9 million, $0.2 million and $0.3 million in 2019, 2018 and 2017, respectively.
The following tables illustrates the number of, and movements in, share options during the year, with each option relating to 1 ordinary share:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($M)
At January 1, 2019	849,064	$2.10	1.9	$13.3
Granted during the year	212,419	$0.90
Exercised during the year	(491,216)	$2.65
Accrued dividend awards	13,838	$0.72
Lapsed during the year	(116,743)	$2.43
At December 31, 2019	467,362	$0.75	1.7	$8.7
Options exercisable at December 31, 2019	8,903	$0.66	2.1	$0.2
Options expected to vest as of December 31, 2019	458,459	$0.75	1.7	$8.5

15.    Share Plans (continued)
(b) Share-based compensation (continued)
The weighted average fair value of options granted in 2019, 2018 and 2017 was estimated to be $17.65, $11.02 and $9.82 per share, respectively. The total intrinsic value of options that were exercised during 2019, 2018 and 2017 was $11.2 million, $9.3 million and $1.4 million, respectively. At December 31, 2019, the total unrecognized compensation cost related to share options was $2.7 million (2018: $3.8 million). This cost is expected to be recognized over a weighted average period of 1.3 years (2018: 1.8 years ).
The following table illustrates the assumptions used in deriving the fair value of share options during the year:

	2019	2018	2017
Dividend yield (%)	2.10	4.00	4.00
Expected volatility range (%)	35.06 - 44.20	22.65 - 35.77	26.81- 35.81
Risk-free interest rate (%)	0.74 - 2.52	0.12 - 2.57	1.00 - 2.01
Expected life of share options range (years)	0.50 - 4.00	0.50 - 6.00	0.50 - 7.36
Forfeiture rate (%)	5.00	5.00	5.00
Weighted average exercise price ($)	$1.00	$0.65	$0.65
Models used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo	Black-Scholes

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

16.    Segmental Information
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments and has been identified as the CEO, using adjusted EBITA(2) and adjusted EBITDA, which is defined as segment income and is based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment, restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the years ended December 31, is included in the following summary:

	Net Sales			Adjusted EBITDA
In millions	2019	2018	2017	2019	2018	2017
Gas Cylinders segment	$223.6	$238.1	$220.2	$23.3	$23.4	$17.0
Elektron segment	219.9	249.8	221.1	44.8	56.2	42.3
Consolidated	$443.5	$487.9	$441.3	$68.1	$79.6	$59.3
During 2019, 2018 and 2017 there were $0.4 million of sales made from the Elektron segment to the Gas Cylinders segment.

	Depreciation and amortization			Restructuring Charges
In millions	2019	2018	2017	2019	2018	2017
Gas Cylinders segment	$5.7	$7.3	$7.2	$20.7	$10.0	$2.9
Elektron segment	9.6	11.7	11.1	5.2	3.4	5.5
Consolidated	$15.3	$19.0	$18.3	$25.9	$13.4	$8.4
(1) The Luxfer Czech Republic business unit was sold at the end of the Second Quarter of 2019.
(2) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

16.    Segmental Information (continued)

	Total assets			Capital expenditure
In millions	2019	2018	2017	2019	2018	2017
Gas Cylinders segment	$156.0	$157.0	$156.9	$3.9	$2.8	$3.5
Elektron segment	200.8	217.5	210.4	10.9	10.5	5.8
Other	33.5	34.3	48.5	—	0.3	0.7
	$390.3	$408.8	$415.8	$14.8	$13.6	$10.0

The following table presents a reconciliation of Adjusted EBITDA to net income:

In millions	2019	2018	2017
Adjusted EBITDA	$68.1	$79.6	$59.3
Other share based compensation charges	(4.5)	(4.8)	(2.2)
Loss on disposal of property, plant and equipment	(0.2)	(0.3)	—
Depreciation and amortization	(15.3)	(19.0)	(18.3)
Unwind discount on deferred consideration	(0.2)	(0.2)	(0.2)
Restructuring charges	(25.9)	(13.4)	(8.4)
Impairment charge	(5.0)	(7.2)	(3.7)
Acquisition (costs) / credit	(1.4)	(4.3)	1.3
Other charges	(2.5)	—	(5.8)	(1)
Defined benefits pension mark-to-market gain	1.3	4.7	4.2
Interest expense, net	(4.6)	(4.6)	(6.3)
Provision for taxes	(6.7)	(5.5)	(3.3)
Net income	$3.1	$25.0	$16.6
(1) Other charges in 2017 include costs incurred on: settlement and other legal expenses incurred in relation to patent infringement litigation against a competitor; and costs incurred in relation to the conversion of the Company's ADR listing to a direct listing of ordinary shares on the New York Stock Exchange.
Equity income of unconsolidated affiliates for 2019, 2018 and 2017 relates predominantly to the Gas Cylinders Segment.

16.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the years ended December 31,:

	Net Sales(1)
	2019		2018		2017
	$M	Percent	$M	Percent	$M	Percent
United States	$239.4	54.0%	$249.2	51.1%	$224.1	50.8%
U.K.	35.5	8.0%	47.6	9.8%	40.4	9.2%
Germany	22.0	5.0%	42.0	8.6%	36.8	8.3%
Italy	22.6	5.1%	23.3	4.8%	19.0	4.3%
France	16.5	3.7%	17.0	3.4%	16.0	3.6%
Top five countries	$336.0	75.8%	$379.1	77.7%	$336.3	76.2%
Rest of Europe	38.4	8.7%	33.2	6.8%	31.1	7.0%
Asia Pacific	47.6	10.7%	53.0	10.9%	47.5	10.8%
Other (2)	21.5	4.8%	22.6	4.6%	26.4	6.0%
	$443.5		$487.9		$441.3

	Property, plant and equipment, net
In millions	2019	2018	2017
United States	$57.3	$66.1	$75.4
United Kingdom	36.7	36.0	36.6
Rest of Europe	1.0	1.1	13.1
Asia Pacific	0.3	0.3	0.2
Other (2)	3.6	3.4	3.8
	$98.9	$106.9	$129.1
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

17.    Leases
We have operating leases for buildings, vehicles and certain equipment. The majority of our leases have remaining lease terms of one to nine years, with one building having 54 years remaining.
The components of the lease expense is as follows:

	Year to date
In millions	2019	2018	2017
Operating lease cost	$4.1	$4.8	$5.1
None of our leases were classified as finance leases in any of the years disclosed.
Supplemental cash flow information related to leases was as follows:

	Year-to-date
In millions	2019	2018	2017
Operating cash flows from operating leases	$4.1	$4.8	$5.1
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
In millions	2019	2018
Operating leases
Operating lease right-of-use asset	$14.8	$18.4

Other current liabilities	3.3	3.5
Other non-current liabilities	11.7	14.9
	$15.0	$18.4

Weighted Average Remaining Lease Term (Years)	16.2	14.6
Weighted Average Discount Rate	4.46%	4.46%

Maturities of lease liabilities were as follows:

In millions	2019
2020	$3.9
2021	3.2
2022	2.2
2023	1.6
2024	1.2
Thereafter	9.9
Total lease payments	$22.0
Less imputed interest	(7.0)
Total	$15.0

18. Commitments and Contingencies
Capital commitments
At December 31, 2019, the Company had capital expenditure commitments of $1.0 million (2018: $2.5 million and 2017: $0.6 million) for the acquisition of new plant and equipment.
Committed banking facilities
At December 31, 2019 and 2018 the Company had committed banking facilities of $150.0 million. The facilities were for providing loans, with a separate facility for letters of credit which at December 31, 2019, was £1.0 million ($1.3 million), 2018 was £7.0 million ($8.9 million). Of the committed facilities, $17.5 million was drawn, no loans were drawn and no letters of credit were utilized at December 31, 2019, $3.5 million, nil and nil for 2018. The Company also has two separate bonding facilities for bank guarantees, one denominated in GBP sterling of £4.5 million ($5.9 million), 2018:£3.0 million ($3.8 million), of which £1.5 million ($2.3 million) (2018: £1.5 million / $1.9 million) was utilized at December 31, 2019 and one denominated in USD of $0.4 million which was fully utilized at December 31,2019.
Contingencies
During February 2014, a cylinder was sold to a long-term customer and ruptured at one of their gas facilities. As a result of this rupture, three people were noted to have minor injuries such as loss of hearing. There was no major damage to assets of the customer. A claim has been launched by the three people who were injured in the incident. We have reviewed our quality control checks from around the time which the cylinder was produced and no instances of failures have been noted. It has also been noted by the investigator that the customer has poor quality and safety checks. As a result we do not believe that we are liable for the incident, and therefore, do not currently expect this case to have a material impact on the Company's financial position or results of operations.
19. Selected Quarterly Data (unaudited)
The following tables present 2019 and 2018 quarterly financial information:

	2019
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$120.4	$116.5	$107.1	$99.5	$443.5
Gross profit	30.1	31.0	25.2	21.7	108.0
Operating (loss) / income	(1.1)	5.2	6.6	1.7	12.4
Net (loss) / income	(3.8)	3.5	5.8	(2.4)	3.1
(Loss) / earnings per ordinary share(1)
Basic (loss) / earnings per ordinary share	$(0.14)	$0.13	$0.21	$(0.09)	$0.11
Diluted (loss) / earnings per ordinary share	(0.14)	0.13	0.21	(0.09)	0.11

	2018
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$119.7	$128.2	$129.1	$110.9	$487.9
Gross profit	30.3	33.6	34.0	24.2	$122.1
Operating income / (loss)	12.8	14.6	15.7	(13.1)	$30.0
Net income / (loss)	9.9	11.4	12.2	(8.5)	$25.0
Earnings / (loss) per ordinary share(1)
Basic earnings / (loss) per ordinary share	$0.37	$0.43	$0.46	$(0.31)	$0.94
Diluted earnings / (loss) per ordinary share	0.36	0.42	0.44	(0.31)	0.90

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during the period.
Fourth quarter 2019 included decreases in operating income due to restructuring charges of $1.6 million and impairment charges of $5.2 million.

20. Related-Party Transactions
Joint venture in which the Company is a venturer
During 2019, the Company maintained its 51% investment in the equity of the joint venture, Luxfer Uttam India Private Limited. During 2019, the Gas Cylinders segment made $6.4 million (2018: $1.7 million) of sales to the joint venture. At December 31, 2019, the gross amounts receivable from the joint venture amounted to $2.9 million (2018: $1.1 million) and the net amounts receivable amounted to $2.7 million (2018: $0.9 million).
In addition, in 2018 we have transferred goods to Luxfer Uttam on extended credit terms with a sales value of $1.6 million, where we did not deem it to be probable that we would collect substantially all of the consideration. In accordance with ASC 606, Revenue from Contracts with Customers, we did not recognize any revenue in relation to this transaction in 2018, however, this revenue was recognized, in full, during 2019.
During 2019, the Company also maintained its 50% investment in the equity of the joint venture, Nikkei-MEL Company Limited. During 2019, the Elektron segment made $0.7 million of sales to the joint venture (2018: $0.9 million). At December 31, 2019, the gross and net amounts receivable from the joint venture amounted to $0.1 million (2018: nil)
The Company held 49% of the equity in Luxfer Holdings NA, LLC up to December 28, 2018, after which the company acquired the remaining 51% equity stake with the entity fully consolidated at December 31, 2018 (see note 2 Acquisitions and Disposals). During 2018 the Company made $0.6 million of sales to the joint venture and received $0.4 million interest income. All sales to the joint venture are made on similar terms to arm's length transactions.
Associates in which the Company holds an interest
During 2019 the Company maintained its 26.4% equity of the associate, Sub161 Pty Limited. During 2019, the Company made $nil sales (2018: $nil) to the associate. At December 31, 2019, the amounts receivable from the associate denominated in Australian dollars was $nil (2018: $nil).
Transactions with other related parties
At December 31, 2019, the directors and key management comprising the members of the Executive Leadership Team, owned 377,424 £0.50 ordinary shares (2018: 237,161 £0.50 ordinary shares) and held awards over a further 302,752 £0.50 ordinary shares (2018: 600,528 £0.50 ordinary shares).
During the years ended December 31, 2019 and December 31, 2018, share options held by members of the Executive Leadership Team were exercised.
Cherokee Properties Inc. represents a related party due to its association with Chris Barnes, who was until July 2019 the president of one of our operating segments and is the president of Cherokee Properties Inc. During 2019, we engaged with Cherokee Properties Inc. for rental and associated costs regarding our manufacturing site in Madison, IL, for the value of $1.1 million (2018: $1.0 million).
Other than the transactions with the joint ventures and associates disclosed above and key management personnel disclosed above, no other related-party transactions have been identified.

21. Subsequent Events
No material subsequent events

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the period covered by this report, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, as a result of the material weakness described below.

In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented herein.
Implementation of new ERP system

In October 2019, the Company implemented a new ERP system in the Luxfer MEL Technologies business unit within the Elektron segment. As a result of the newly implemented ERP, which replaced two legacy ERP systems, management had to design, implement and operate new information technology (“IT”) general controls and process-level controls and make changes to existing process-level controls during the fourth quarter.

As a result of the new ERP system implementation in the fourth quarter, there were control deficiencies identified that led to the material weakness, described below.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, and as a result of the material weakness described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company determined that the following deficiencies in its internal control over financial reporting in relation to the Luxfer MEL Technologies business unit, in combination, constitute a material weakness.

The Company did not maintain effective controls over certain IT general controls for the new ERP system. Specifically, the Company did not (a) adequately tailor privileged access to the financial application, programs, and data or sufficiently evidence the monitoring of such access; (b) adequately approve exceptions to segregation of duties in respect of the ability to develop and implement changes to the IT production environment; and (c) ensure that it appropriately used complete and accurate information in performing monitoring and oversight controls. In addition, as a consequence of the implementation of the new ERP system, the Company did not design, implement and consistently operate effectively certain process-level controls in the fourth quarter in respect of the appropriate recording, accounting, and review of certain transactions and accounts; and ensure the completeness and accuracy of system-generated information used in performing certain IT-dependent manual controls.

While the control deficiencies did not result in any material misstatement of the Company’s financial statements, the Company’s management concluded that, as these deficiencies, in combination, potentially could result in a material misstatement, these deficiencies, in combination, represent a material weakness.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has provided an attestation report which is included herein on the Company's internal control over financial reporting. The Company's financial statements included in this Annual Report on Form 10-K also have been audited by PricewaterhouseCoopers LLP.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting
The Company is developing and implementing plans to address the material weakness discussed above. Our management, with oversight from the Audit Committee, has taken immediate action to begin remediating the material weakness identified. While certain remedial actions have been initiated, we continue to actively plan for and implement additional control procedures. These remediation efforts, outlined below, are intended to address the identified material weakness:

•	implement enhanced controls to monitor and document privileged access to, and segregation of duties within, the ERP system;

•	update the design of certain process-level controls and effectively operating them as re-designed;

•	effectively operate the process-level controls which were designed appropriately; and

•	implement any additional reviews, controls and procedures that may be required to remediate the material weakness.

Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
Other than the changes to controls arising from the implementation of the new ERP system, as described above, there was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2020 Annual General Meeting to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this annual report, (the "2020 Proxy Statement"): "Resolutions 1 - 5 - Election and Re-Election of Director Nominees," "Corporate Governance Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance."
The Company has adopted a code of ethics which is applicable to all employees and is available on the corporate website, www.luxfer.com. A copy of the code can also be obtained, without charge, upon request. If there is an amendment to the code, then the nature of the amendment will also be made available of the corporate website.

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2020 annual general meeting: “Executive Compensation Discussion and Analysis” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2020 annual general meeting: "Equity Compensation Plan Information" and "Security Ownership."

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2020 annual general meeting: "Policies and Procedures Regarding Conflicts of Interest and Related Party Transactions" and "Corporate Governance Matters."

Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the following section of the Proxy Statement for the 2020 annual general meeting: "Resolution 9 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of Luxfer Holdings PLC for 2020, and to authorize, by binding vote, the Audit Committee to set the auditors’ remuneration".

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
N/A
(a)(3) Exhibits

3.1	Articles of Association of the Registrant, initially filed with the SEC on December 2, 2011 and as amended on May 22, 2018 and as amended on May 15, 2019

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

10.9*	The Luxfer Share Incentive Plan, initially filed with the SEC on March 11, 2019, amended May 15, 2019

10.10*	The Luxfer Employee Stock Purchase Plan, filed with the SEC on March 11, 2019

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

10.13* Employment Agreements, filed with the SEC on March 11, 2019
10.14* Employment Agreements, filed with the SEC on March 11, 2019,
10.15* Employment Agreements, filed with the SEC on March 11, 2019
10.16* Employment Agreements, filed with the SEC on March 11, 2019

10.17	Lease with Cherokee Properties, filed with the SEC on March 11, 2019

10.18	Lease with Cherokee Properties - Amendment 1, dated August 2005Lease with Cherokee Properties, filed with the SEC on March 11, 2019

10.19	Lease with Cherokee Properties - Amendment 2, dated January 2018Lease with Cherokee Properties, filed with the SEC on March 11, 2019

21.1	List of Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification Required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934-Alok Maskara

31.2	Certification Required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934-Heather Harding

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)-Alok Maskara

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)-Heather Harding

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
March 9, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/Alok Maskara	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2020
Alok Maskara

/s/Heather Harding	Chief Financial Officer (Principal Financial Officer)	March 9, 2020
Heather Harding

/s/Stephen M.D. Webster	Corporate Controller (Principal Accounting Officer)	March 9, 2020
Stephen M.D. Webster

/s/David F. Landless	Chairman of the Board and Director	March 9, 2020
David F. Landless

/s/Allisha Elliott	Director	March 9, 2020
Allisha Elliott

/s/Richard J. Hipple	Director	March 9, 2020
Richard J. Hipple

/s/Clive J. Snowdon	Director	March 9, 2020
Clive J. Snowdon

/s/Lisa G. Trimberger	Director	March 9, 2020
Lisa G. Trimberger