Form 10-Q
period 2020-03-29
LUXFER HOLDINGS PLC
filed 2020-04-27
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2020

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
Registrant’s telephone number, including area code: +1 414-269-2419
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on March 29, 2020, was 27,500,415.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per-share data	2020	2019
Net sales	$103.8	$120.4
Cost of goods sold	(79.3)	(90.3)
Gross profit	24.5	30.1
Selling, general and administrative expenses	(12.8)	(16.4)
Research and development	(0.7)	(1.4)
Restructuring charges	(2.8)	(9.0)
Impairment charges	—	0.2
Acquisition related costs	(0.2)	(4.6)
Operating income / (loss)	8.0	(1.1)
Interest expense	(1.2)	(1.1)
Defined benefit pension credit	1.1	0.6
Income / (loss) before income taxes and equity in net income of affiliates	7.9	(1.6)
Provision for income taxes	(1.7)	(2.1)
Income / (loss) before equity in net income of affiliates	6.2	(3.7)
Equity income / (loss) of affiliates (net of tax)	—	(0.1)
Net income / (loss)	$6.2	$(3.8)

Earnings / (loss) per share
Basic	$0.23	$(0.14)
Diluted	$0.22	$(0.14)
Weighted average ordinary shares outstanding
Basic	27,440,423	27,032,677
Diluted	27,894,058	27,032,677

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	First Quarter
In millions	2020	2019
Net income / (loss)	$6.2	$(3.8)

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(7.6)	1.4
Pension and post-retirement actuarial gains , net of $0.1 and $0.1 tax, respectively	0.3	0.5
Cash flow hedges, net of $0.0 and $0.0 of tax, respectively	—	0.2
Other comprehensive (loss) / income, net of tax	(7.3)	2.1

Total comprehensive loss	$(1.1)	$(1.7)

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 29,	December 31,
In millions, except share and per-share data	2020	2019
Current assets
Cash and cash equivalents	$17.3	$10.2
Restricted cash	0.1	0.1
Accounts and other receivables, net of allowances of $1.9 and $1.3, respectively	73.6	66.3
Inventories	93.9	94.5
Other current assets	4.1	5.0
Total current assets	$189.0	$176.1
Non-current assets
Property, plant and equipment, net	$94.3	$98.9
Right-of-use assets from operating leases	13.5	14.8
Goodwill	66.2	68.8
Intangibles, net	13.0	13.6
Deferred tax assets	14.4	15.8
Investments and loans to joint ventures and other affiliates	2.1	2.3
Total assets	$392.5	$390.3
Current liabilities
Accounts payable	$31.6	$36.4
Accrued liabilities	24.8	25.2
Taxes on income	0.6	0.1
Other current liabilities	12.2	12.3
Total current liabilities	$69.2	$74.0
Non-current liabilities
Long-term debt	$108.8	$91.4
Pensions and other retirement benefits	30.4	35.2
Deferred tax liabilities	2.6	2.5
Other non-current liabilities	11.7	12.8
Total liabilities	$222.7	$215.9
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2020 and 2019; issued and outstanding 29,000,000 shares for 2020 and 2019	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,338,444 shares for 2020 and 2019	149.9	149.9
Additional paid-in capital	68.2	68.4
Treasury shares	(4.0)	(4.0)
Own shares held by ESOP	(1.6)	(1.7)
Retained earnings	87.6	84.8
Accumulated other comprehensive loss	(156.9)	(149.6)
Total shareholders' equity	$169.8	$174.4
Total liabilities and shareholders' equity	$392.5	$390.3
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2020	2019
Operating activities
Net income / (loss)	$6.2	$(3.8)
Adjustments to reconcile net income / (loss) to net cash used for operating activities
Equity income / (loss) of affiliates	—	0.1
Depreciation	3.4	3.4
Amortization of purchased intangible assets	0.2	0.3
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	0.5	2.6
Deferred income taxes	0.2	0.8
Asset impairment charges	—	(0.2)
Defined benefit pension credit	(1.1)	(0.6)
Defined benefit pension contributions	(1.4)	(1.9)
Changes in assets and liabilities
Accounts and other receivables	(5.6)	(10.4)
Inventories	(2.1)	(3.6)
Other current assets	0.7	—
Accounts payable	(7.3)	(0.8)
Accrued liabilities	0.8	(1.7)
Other current liabilities	1.1	7.2
Other non-current assets and liabilities	(0.2)	0.7
Net cash used for operating activities	$(4.5)	$(7.8)
Investing activities
Capital expenditures	$(2.5)	$(3.2)
Net cash used for investing activities	$(2.5)	$(3.2)
Financing activities
Net drawdown of short-term borrowings	$—	$4.2
Net drawdown of long-term borrowings	18.9	11.3
Deferred consideration paid	(0.4)	(0.5)
Proceeds from sale of shares	0.1	1.4
Share-based compensation cash paid	(0.7)	(1.8)
Dividends paid	(3.4)	(3.4)
Net cash from financing activities	$14.5	$11.2
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2
Net increase	$7.1	$0.4
Cash, cash equivalents and restricted cash; beginning of year	10.3	14.1
Cash, cash equivalents and restricted cash; end of the First Quarter	17.4	14.5

Supplemental cash flow information:
Interest payments	$1.3	$1.1
Income tax payments	0.1	—
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2019	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net loss	—	—	—	—	—	—	—	(3.8)	—	(3.8)
Shares sold from ESOP	—	—	1.3	—	—	0.1	0.1	—	—	1.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	(0.8)	—	—	—	—	—	—	(0.8)
Utilization of treasury shares to satisfy share based compensation	—	—	(0.2)	—	—	0.1	0.2	—	—	—
At March 31, 2019	$26.6	$149.9	$65.9	(0.5)	$(4.3)	(1.4)	$(1.9)	$88.1	$(144.5)	$179.8

At January 1, 2020	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4
Net income	—	—	—	—	—	—	—	6.2	—	6.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
At March 29, 2020	$26.6	$149.9	$68.2	(0.4)	$(4.0)	(1.1)	$(1.6)	$87.6	$(156.9)	$169.8

Ordinary share capital includes 29,000,000 shares in 2020, 29,000,000 shares in 2019, respectively.
Deferred share capital includes 761,835,338,444 shares in 2020, and 761,835,338,444 shares in 2019.
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Basis of Presentation and Responsibility for interim Financial Statements
We prepared the accompanying unaudited consolidated condensed financial statements of Luxfer Holdings PLC and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements, except for the adoption for Accounting Standards Update ("ASU") 2016-13, "current expected credit loss model". We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter, 2020, ended March 29, 2020, and the First Quarter, 2019, ended March 31, 2019.
Impact of COVID-19 on the Financial Statements
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows.
The Company recognizes that the COVID-19 pandemic constitutes a triggering event in accordance with ASC 350 Intangibles - Goodwill and Other, and has therefore performed an impairment assessment of its goodwill and other intangible assets. Based on current forecast information we did not identify any impairments, nor marginal outcomes. Assumptions and judgments are required in calculating the fair value of the reporting units. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions and judgments may change as we learn more about the impact of the COVID-19 pandemic
In relation to liquidity, the Company has access to a large revolving credit facility and has performed stress testing on financial covenants using current forecast information and has not identified any liquidity concerns.
Adoption of new accounting standards
Current expected credit loss ("CECL") model
On January 1, 2020, the Company adopted ASU 2016-13, financial instruments - Credit Losses (Topic 326): Measurement of credit losses on Financial Instruments prospectively. The ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables.

•	Under the CECL model, the Company is required to consider whether expected credit losses should be recognized for trade receivables that are considered “current” (i.e., not past due).

•
When using historical loss rates in a provision matrix, the Company is required to consider whether and, if so, how the historical loss rates differ from what is currently expected over the life of the trade receivables (on the basis of current conditions and reasonable and supportable forecasts about the future).

Upon adoption, there was no adjustment made to opening retained earnings as at January 1, 2020.
As a result of implementing ASU 2016-13, the Company did not recognize any material additional allowance within Accounts and Other Receivables as at January 1, 2020. Accounts and Other Receivables are shown net of a $1.9 million allowance at March 29, 2020.
The Company is exposed to credit losses primarily through sales of products. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of accounts receivable amounts that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.
Estimates are used to determine the allowance. It is based on assessment of anticipated receipts and all other historical, current and future information that is reasonably available.
The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

In millions	2020
Balance at January 1,	$1.3
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—
Provisions for expected credit losses	0.7
Other, including foreign currency translation	(0.1)
Balance at March 29,	$1.9

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
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2020	2019
Basic earnings:
Net income / (loss)	$6.2	$(3.8)
Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,440,423	27,032,677
Dilutive effect of potential common stock	453,635	—
For diluted earnings per share	27,894,058	27,032,677
Earnings / (loss) per share using weighted average number of ordinary shares outstanding:
Basic earnings / (loss) per ordinary share	$0.23	$(0.14)
Diluted earnings / (loss) per ordinary share	$0.22	$(0.14)

In the first quarter of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss. As a result, 735,730 shares combined were not included in the computation of diluted EPS for the first quarter of 2019.

3.    Revenue
Disaggregated sales disclosures for the quarter ended March 29, 2020, and March 31, 2019, are included below and in Note 14, Segmental Information.

	First Quarter
	2020			2019
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$11.9	$27.7	$39.6	$13.1	$30.6	$43.7
Transportation	18.9	11.2	30.1	20.9	19.1	40.0
Defense and emergency	18.1	11.4	29.5	18.7	10.5	29.2
Healthcare	3.7	0.9	4.6	5.7	1.8	7.5
	$52.6	$51.2	$103.8	$58.4	$62.0	$120.4

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which sales are recognized over time. Sales from these sources combined accounted for less than 1% of the Company’s sales for the quarters ended March 29, 2020, and March 31, 2019. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	March 29, 2020	December 31, 2019
Contract receivables	$1.5	$1.7
Contract assets	0.5	1.3
Contract liabilities	(0.4)	(0.5)

Contract assets consist of $0.5 million accrued unbilled amounts relating to tooling revenue and are recognized in prepayments and accrued income in the consolidated balance sheets. Of the $1.3 million contract assets recognized as of December 31, 2019, $0.4 million was billed to customers and transferred to receivables as of March 29, 2020.
Contract liabilities of $0.4 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities. Significant changes in contract liabilities balances during the period are as follows:

In millions	2020
As at January 1,	$(0.5)
Net (payments received) / amounts billed	(0.1)
Net (costs incurred) / revenue recognized	0.2
As at March 29,	$(0.4)

4.    Restructuring
During the First Quarter of 2020 we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.The $2.8 million restructuring charge in 2020 was predominantly ($2.6 million) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, and associated legal and professional fees.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	First Quarter
In millions	2020	2019
Severance and related costs
Gas Cylinders segment	$2.6	$8.9
Elektron segment	—	0.1
Other	0.2	—
Total restructuring charges	$2.8	$9.0

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2020
Balance at January 1,	$6.5
Costs incurred	2.8
Cash payments and other	(2.4)
Balance at March 29,	$6.9

5.    Acquisition related costs
Acquisition-related costs of $0.2 million in 2020 represents amounts incurred in relation to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

Acquisition-related costs of $4.6 million in the First Quarter, 2019 related to a $3.5 million termination payment and our professional and legal fees incurred in connection with the aborted acquisition of Neo Performance Materials.

6.    Supplementary balance sheet information

	March 29,	December 31,
In millions	2020	2019
Accounts and other receivables
Trade receivables	$62.2	$52.4
Related parties	2.6	2.7
Prepayments and accrued income	4.9	6.7
Derivative financial instruments	0.4	0.3
Other receivables	3.5	4.2
Total accounts and other receivables	$73.6	$66.3
Inventories
Raw materials and supplies	$34.0	$33.4
Work-in-process	33.7	32.2
Finished goods	26.2	28.9
Total inventories	$93.9	$94.5
Other current assets
Held-for-sale assets	$3.8	$3.9
Income tax receivable	0.3	1.1
Total other current assets	$4.1	$5.0
Property, plant and equipment, net
Land, buildings and leasehold improvements	$68.4	$68.1
Machinery and equipment	278.2	287.7
Construction in progress	7.0	8.9
Total property, plant and equipment	353.6	364.7
Accumulated depreciation and impairment	(259.3)	(265.8)
Total property, plant and equipment, net	$94.3	$98.9
Other current liabilities
Contingent liabilities	$7.0	$6.6
Derivative financial instruments	0.6	—
Operating lease liability	3.1	3.3
Other current liabilities	1.5	2.4
Total other current liabilities	$12.2	$12.3
Other non-current liabilities
Contingent liabilities	$0.9	$0.9
Operating lease liability	10.6	11.7
Other non-current liabilities	0.2	0.2
Total other non-current liabilities	$11.7	$12.8

6.    Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities

Held-for-sale assets	March 29,	December 31,
In millions	2020	2019
Property, plant and equipment	$3.7	$3.7
Inventory	0.1	0.2
Held-for-sale assets	$3.8	$3.9

During 2018, a building within our Elektron Segment was classified as held-for-sale assets, presented within other current assets. The building was part of a site closure announced in 2017 and were readily available for sale at December 31, 2018. The site at Riverhead, NY is now expected to be sold during 2020 and is included within held-for-sale assets as at March 29, 2020 and December 31, 2019.
7.     Goodwill and other identifiable intangible assets
Changes in goodwill during the First Quarter, ended March 29, 2020, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2020	$27.0	$41.8	$68.8
Exchange difference	(1.6)	(1.0)	(2.6)
Balance at March 29, 2020	$25.4	$40.8	$66.2

Identifiable intangible assets consisted of the following:

	March 29, 2020			December 31, 2019
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(4.8)	$8.6	$13.4	$(4.6)	$8.8
Technology and trading related	7.6	(3.2)	4.4	8.1	(3.3)	4.8
	$21.0	$(8.0)	$13.0	$21.5	$(7.9)	$13.6

Identifiable intangible asset amortization expense was $0.2 million and $0.3 million for the First Quarter of 2020 and 2019 respectively.
Intangible asset amortization expense during the remainder of 2020 and over the next five years is expected to be approximately $0.5 million in 2020, $0.7 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $0.7 million in 2024 and $0.7 million in 2025.

8.    Debt

Debt outstanding was as follows:

In millions	March 29, 2020	December 31, 2019
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	34.7	17.5
Unamortized debt issuance costs	(0.9)	(1.1)
Total debt	$108.8	$91.4
Less current portion	$—	$—
Non-current debt	$108.8	$91.4

The weighted-average interest rate on the revolving credit facility was 2.32% for the First Quarter of 2020 and 2.47% for the full-year 2019.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Loan Notes due 2021	$—	$25.0	$—	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	25.0	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	34.7	—	—	—	—	34.7
Total debt	$—	$25.0	$34.7	$25.0	$—	$—	$25.0	$109.7

Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 29, 2020.
The Loan Notes due 2021, 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the First Quarter of 2020, we drew down $17.2 million on the Revolving Credit Facility and the balance outstanding at March 29, 2020, was $34.7 million, and at December 31, 2019, was $17.5 million, with $115.3 million undrawn at March 29, 2020, $132.5 million at December 31, 2019.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 29, 2020.

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
Derivative financial instruments                                        We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices such as aluminum prices. We manage exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments such as foreign currency forward purchase contracts and aluminum forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. The Company had $0.4 million and $0.3 million derivative financial instruments disclosed within Accounts and other receivables as of March 29, 2020 and December 31, 2019, respectively. There were also $0.2 million and less than $0.1 million derivative financial instruments recorded in Other current liabilities at March 29, 2020, and December 31, 2019, respectively.
The fair value of forward foreign currency exchange contracts deferred in equity was nil at March 29, 2020, and December 31, 2019, respectively. During the First Quarter of 2020, nothing was transferred to the Income Statement.
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
At March 29, 2020, and December 31, 2019, the Company held various forward foreign currency exchange contracts designated as hedges in respect of forward sales for U.S. dollars, euros and Japanese Yen for the receipt of GBP sterling or euros. The Company also held forward foreign currency exchange contracts designated as hedges in respect of forward purchases for U.S. dollars, euros and Canadian dollars by the sale of GBP sterling. The contract totals in GBP sterling, range of maturity dates and range of exchange rates are disclosed below, with the value denominated in GBP sterling given that is the currency the majority of the contracts are held in.

March 29, 2020
Sales hedges	U.S. dollars	Euros
Contract totals/£m	6.8	9.9
Maturity dates	04/20	04/20 to 06/20
Exchange rates	$1.1617 to $1.2281	€1.1151 to €1.1914

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	1.4	0.8	6.8
Maturity dates	04/20 to 06/20	03/20	03/20 to 04/20
Exchange rates	$1.2303 to $1.3132	€1.1663	$1.7018 to $1.7240

	December 31, 2019
Sales hedges	U.S. dollars	Euros	Japanese Yen
Contract totals/£m	0.1	7.6	0.1
Maturity dates	01/20	01/20 to 03/20	01/20
Exchange rates	$1.2914	€1.1551 to €1.1750	JPY 142.86

Purchase hedges	U.S. dollars	Euros	Canadian dollars
Contract totals/£m	1.3	0.8	7.0
Maturity dates	03/20	03/20	01/20
Exchange rates	$1.3228	€1.1663	$1.7137 to $1.7664
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
Bank loans                                                    Bank and other loans, excluding overdrafts, of $109.7 million were outstanding at March 29, 2020, and $92.5 million were outstanding at December 31, 2019. Bank and other loans are shown net of issue costs of $0.9 million and $1.1 million at March 29, 2020, and December 31, 2019, respectively, and are to be amortized to the expected maturity of the facilities. Of the bank and other loans outstanding, $34.7 million and $17.5 million is variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt, at March 29, 2020, and December 31, 2019, respectively.
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
Deferred contingent consideration
The deferred contingent consideration was in relation to the acquisition of Truetech and Innotech (Luxfer Magtech) in 2014 and was linked to the future profitability of the entity. All consideration in relation to this acquisition has now been paid as at March 29, 2020.
Fair value hierarchy
The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:
Level 1: quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly.
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at March 29, 2020, were analyzed using the hierarchy as follows:

In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.4	$—	$0.4	$—
Derivative financial liabilities:
Foreign currency contract liabilities	0.6	—	0.6	—
Interest bearing loans and borrowings:
Loan Notes due 2021	25.0	—	25.0	—
Loan Notes due 2023	25.4	—	25.4	—
Loan Notes due 2026	26.1	—	26.1	—
Revolving Credit Facility	34.7	—	34.7	—

9.    Derivatives and Financial Instruments (continued)
The following table presents the changes in Level 3 instruments for the First Quarter ended March 29, 2020.

In millions	2020
Balance at January 1,	$0.5
Payments made during year	(0.4)
Release of deferred consideration (recognized in acquisition-related costs)	(0.1)
Balance at March 29,	$—
Total credit for the period included in profit and loss for assets held at the end at March 29	(0.1)
Change in unrealized (gains) or losses for the period included in profit and loss for assets held at the end at March 29,	$(0.1)

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
The effective income tax rate for the First Quarter ended March 29, 2020, was 21.5%, compared to negative 131.3% for the First Quarter ended March 31, 2019. The 2019 rate was affected by the impact of non-deductible expenses related to the aborted acquisition of Neo Performance Materials and restructuring activities. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

11.     Pension Plans
The principal defined benefit pension plan in the U.K. is the Luxfer Group Pension Plan. The Company’s other arrangements are less significant than the Luxfer Group Pension Plan, the largest being the BA Holdings, Inc. Pension Plan in the U.S.
Components of net periodic benefit cost for our pension plans for the First Quarter ended March 29, 2020, and March 31, 2019 were as follows:

	First Quarter
In millions	2020	2019
Net periodic benefit credit
Interest cost	$2.3	$2.7
Expected return on plan assets	(3.6)	(3.8)
Amortization of:
Net actuarial loss	0.5	0.7
Prior service credit	(0.1)	(0.1)
Net periodic benefit credit	$(0.9)	$(0.5)
In respect of defined contribution plans
Total charge for defined contribution plans	1.1	1.2
Total charge for pension plans	$0.2	$0.7

In accordance with ASC 715, defined benefit credit is split in the income statement, with $0.2 million (2019: $0.1 million) of expenses recognized within Selling, general and administrative expenses and a credit of $1.1 million (2019: $0.6 million) recognized below Operating income / (loss) in the income statement.

12.    Share Plans

Total share-based compensation expense for the quarters ended March 29, 2020, and March 31, 2019, was as follows:

	First Quarter
In millions	2020	2019
Total share-based compensation charges	$0.5	$2.6

In March 2020, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 130,000 and the weighted average fair value of options granted in 2020 was estimated to be $11.30 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2020 and the year-ended December 31, 2019:

	2020	2019
Dividend yield (%)	2.10	2.10
Expected volatility range (%)	39.00	35.06 - 44.20
Risk-free interest rate (%)	1.60	0.74 - 2.52
Expected life of share options range (years)	4.00	0.50 - 4.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes	Black-Scholes & Monte-Carlo

The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
(a) Dividends paid and proposed

In millions	2020	2019
Dividends declared and paid during the year:
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	$—	$3.4
Interim dividend paid February 5, 2020 ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

In millions	2020	2019
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 1, and paid May 1, 2019: ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared April 6, and to be paid May 6, 2020: ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

14.    Segmental Information
We classify our operations into two core business segments, Gas Cylinders and Elektron, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has five identified business units, which aggregate into the two reportable segments. Luxfer Gas Cylinders and Luxfer Superform aggregate into the Gas Cylinders segment, and Luxfer MEL Technologies, Luxfer Magtech and Luxfer Graphic Arts aggregate into the Elektron segment. In the first two quarters of 2019, prior to its divestiture, Luxfer Czech Republic also aggregated into the Elektron Segment. A summary of the operations of the segments is provided below:
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(1) and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment, restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the First Quarter ended March 29, 2020, and March 31, 2019, is included in the following summary:

	Net sales		Adjusted EBITDA
In millions	2020	2019	2020	2019
Gas Cylinders segment	$52.6	$58.4	$3.5	$4.5
Elektron segment	51.2	62.0	11.6	14.0
Consolidated	$103.8	$120.4	$15.1	$18.5

	Depreciation and amortization		Restructuring charges
In millions	2020	2019	2020	2019
Gas Cylinders segment	$1.2	$1.4	$2.6	$8.9
Elektron segment	2.4	2.3	—	0.1
Other	—	—	0.2	—
Consolidated	$3.6	$3.7	$2.8	$9.0
(1) Adjusted EBITA is adjusted EBITDA less depreciation.

14.    Segmental Information (continued)

	Total assets		Capital expenditures
In millions	2020	2019	2020	2019
Gas Cylinders segment	$156.6	$156.0	$0.5	$1.1
Elektron segment	201.7	200.8	1.1	2.6
Other	34.2	33.5	—	—
	$392.5	$390.3	$1.6	$3.7

	Property, plant and equipment, net
In millions	2020	2019
United States	$56.0	$57.3
United Kingdom	33.7	36.7
Rest of Europe	1.0	1.0
Asia Pacific	0.3	0.3
Other (2)	3.3	3.6
	$94.3	$98.9

The following table presents a reconciliation of Adjusted EBITDA to net income:

In millions	2020	2019
Adjusted EBITDA	$15.1	$18.5
Other share-based compensation charges	(0.5)	(2.6)
Depreciation and amortization	(3.6)	(3.7)
Restructuring charges	(2.8)	(9.0)
Impairment charges	—	0.2
Acquisition costs	(0.2)	(4.6)
Defined benefits pension pension credit	1.1	0.6
Interest expense, net	(1.2)	(1.1)
Provision for income taxes	(1.7)	(2.1)
Net income	$6.2	$(3.8)

14.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the First Quarter ended March 29, 2020, and March 31, 2019:

	Net Sales(1)
	2020		2019
	$M	Percent	$M	Percent
United States	$59.7	57.5%	$61.4	51.0%
U.K.	7.4	7.1%	11.5	9.6%
Germany	3.6	3.5%	8.2	6.8%
Italy	4.4	4.2%	6.5	5.4%
France	4.6	4.4%	5.2	4.3%
Top five countries	$79.7	76.8%	$92.8	77.1%
Rest of Europe	7.1	6.8%	11.8	9.8%
Asia Pacific	11.5	11.1%	11.6	9.6%
Other (2)	5.5	5.3%	4.2	3.5%
	$103.8		$120.4

(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommited banking facilities
At March 29, 2020, and December 31, 2019, the Company had committed banking facilities of $150.0 million. The facilities were for providing loans, with a with a separate facility for letters of credit which at March 29, 2020, was £1.0 million ($1.2 million) and December 31, 2019, was £1.0 million ($1.3 million). Of the committed facilities, $34.7 million was drawn for loans and no letters of credit were utilized at March 29, 2020, $17.5 million, and nil at December 31, 2019. The Company also has two separate bonding facilities for bank guarantees, one denominated in GBP sterling of £4.5 million (2020: $5.5 million, 2019: $5.9 million), of which £1.6 million (2020: $1.9 million, 2019: $2.3 million) was utilized at March 29, 2020, and December 31, 2019, respectively and one denominated in USD of $0.4 million which was fully utilized at March 29, 2020 and December 31, 2019 respectively. The Company also has a $4.0 million separate overdraft facility of which none was drawn at March 29, 2020, nil and nil at December 31, 2019.
Contingencies
During February 2014, a cylinder was sold to a long-term customer and ruptured at one of their gas facilities. As a result of this rupture, three people were noted to have minor injuries such as loss of hearing. There was no major damage to assets of the customer. A claim was launched by the three people who were injured in the incident. We have reviewed our quality control checks from around the time which the cylinder was produced and no instances of failures have been noted. It has also been noted by the investigator that the customer has poor quality and safety checks. As a result, we do not believe that we are liable for the incident, and therefore, do not currently expect this case to have a material impact on the Company's financial position or results of operations.
16. Subsequent Events
See Impact of COVID-19 on the Financial Statements included within Note 1.

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

•
risks related to the impact of the global COVID-19 pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, supply chain disruptions and other impacts to the business, and the Company’s ability to execute business continuity plans, as a result of the COVID-19 pandemic;

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
Please read the sections "Business," "Risk factors," included within the 2019 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

About Luxfer
Luxfer is a global manufacturer of highly-engineered industrial materials, which focuses on value creation by using its broad array of technical knowhow and proprietary technologies. Luxfer's high-performance products are used in defense and emergency response, healthcare, transportation, and general industrial settings. For more information, visit www.luxfer.com.
Key trends and uncertainties regarding our existing business
Impact of COVID-19 on operations
Luxfer’s top priority during this global pandemic is the health and well-being of our employees, customers, shareholders, and the communities in which we operate. The Company continues to monitor the COVID-19 situation closely, while simultaneously executing business continuity plans. These business continuity plans include, but are not limited to, (i) retooling operations to maintain social distance and maximize employee safety; (ii) increasing resources and efforts to satisfy demand from the most impactful parts of our business; (iii) expanding flexible work arrangements and policies, where practical, to maximize employee safety; (iv) increased monitoring of short-term cash flow, including measures to reduce costs and generate cash; and (v) providing regular updates to our shareholders, employees, customers, and suppliers in a transparent and timely manner.

At this time, Luxfer is continuing to operate at the majority of its facilities, as permitted by local authorities. However, due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the continued spread of COVID-19, Luxfer has temporarily suspended operations at certain facilities and reduced capacity at others. As the situation evolves and if warranted, the Company may suspend or reduce operations at additional facilities.

While the impact of COVID-19 on our first quarter results was relatively limited, we do expect a significant near-term adverse impact on our business. However, the Company has a strong balance sheet, a large existing credit facility and has identified no issues in relation to its financial covenants nor availability of funding for its operations. We continue to lean more about the impact of the COVID-19 pandemic and these assumptions and judgments may change over time

Operating objectives and trends
In 2020, our operating objectives and trends we expect to impact our business include the following:

•	Productivity acceleration and growth recovery as we progress towards a lean manufacturing process and more focused and faster innovation.

•	Leveraging delivered plant consolidation projects in our Gas Cylinders and Graphic Arts businesses to further reduce fixed costs and safeguard competitiveness.

•	Continued focus on developing global talent and implementing a high-performance culture.

•	Improved operating cash generation with lower restructuring activity and stronger working capital performance.

•	However, any future developments are going to be impacted by the extent that the COVID-19 virus affects our business, including our supply of raw materials and demand for our products.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the First Quarter of 2020 and 2019 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2020	2019	2020 v 2019
Net sales	$103.8	$120.4	(13.8)%
Cost of goods sold	(79.3)	(90.3)	(12.2)%
Gross profit	24.5	30.1	(18.6)%
% of net sales	23.6%	25.0%	(1.4)
Selling, general and administrative expenses	(12.8)	(16.4)	(22.0)%
% of net sales	12.3%	13.6%	(1.3)
Research and development	(0.7)	(1.4)	(50.0)%
% of net sales	0.7%	1.2%	(0.5)
Restructuring charges	(2.8)	(9.0)	(68.9)%
% of net sales	2.7%	7.5%	(4.8)
Impairment charges	—	0.2	n/a
% of net sales	—%	(0.2)%	0.2
Acquisition related costs	(0.2)	(4.6)	(95.7)%
% of net sales	0.2%	(3.8)%	4.0
Operating income / (loss)	8.0	(1.1)	n/a
% of net sales	7.7%	(0.9)%	8.6
Net interest expense	(1.2)	(1.1)	9.1%
% of net sales	1.2%	0.9%	0.3
Defined benefit pension credit	1.1	0.6	83.3%
% of net sales	1.1%	0.5%	0.6
Income / (loss) before income taxes and equity in net income of affiliates	7.9	(1.6)	n/a
% of net sales	7.6%	(1.3)%	8.9
Provision for income taxes	(1.7)	(2.1)	(19.0)%
Effective tax rate	21.5%	(131.3)%	152.8
Income / (loss) before equity in net income of affiliates	6.2	(3.7)	n/a
% of net sales	6.0%	(3.1)%	9.1
Equity in income / (loss) of unconsolidated affiliates (net of tax)	—	(0.1)	n/a
% of net sales	—%	(0.1)%	0.1
Net income / (loss)	$6.2	$(3.8)	n/a
% of net sales	6.0%	(3.2)%	9.2

Net sales
The 13.8% decrease in consolidated net sales in 2020 from 2019 was primarily the result of:

•	Decreased sales of zirconium-based industrial and automotive catalysis materials;

•	$4.4 million adverse impact following the divestiture of our Czech business in Q2, 2019;

•	Lower Superform tooling and formed part sales, predominantly to European luxury automotive customers; and

•	Decreased sales of lower margin aluminum cylinders.
These decreases were partially offset by continued growth in sales of alternative fuel (AF) cylinders.

Gross profit
The 1.4 percentage point decrease in gross profit as a percentage of sales in 2020 from 2019 was primarily the result of adverse product sales mix, especially the impact of lower sales of zirconium catalysis products in the current quarter.
These adverse factors were partially offset by the impact of productivity improvements in Luxfer Gas Cylinders Europe, following closure of the French operation in 2019 and transfer of production to the U.K.

Selling, general and administrative expenses ("SG&A")
The 1.3 percentage point decrease in SG&A costs as a percentage of sales in 2020 from 2019 was primarily the result of lower share-based compensation charges as well as the impact of further cost savings linked to our cost reduction program.

Research and development costs
Research and development cost as a percentage of sales reduced by 0.5 percentage points in 2020 relative to 2019.

Restructuring charges
The $2.8 million restructuring charge in 2020 was predominantly ($2.6 million) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, and associated legal and professional fees.
The $9.0 million restructuring charge in 2019 was mainly ($8.9 million) the result of costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, asset write-offs, and associated legal and professional fees.

Impairment charges
The impairment credit of $0.2 million in 2019 reflects a fair value adjustment to the held-for-sale assets in the Elektron segment.

Acquisition-related costs
Acquisition-related costs of $0.2 million in 2020 represents amounts incurred in relation to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

Acquisition-related costs of $4.6 million in 2019 relate to a $3.5 million termination payment and our professional and legal fees incurred in connection with the aborted acquisition of Neo Performance Materials.

Net interest expense
The 9.1% increase in net interest expense in 2020 from 2019 was due to the increase in the average debt balance as a result of increased draw down on the revolving credit facility.

Defined benefit pension credit
The $0.5 million increase in defined benefit pension credit to $1.1 million in 2020 from $0.6 million in 2019 is primarily due to the combined effect on the U.K. plan of a fall in the discount rate and lower inflation, partially offset by lower projected asset returns.

Provision for income taxes
The movement in the statutory effective tax rate from negative 131.3% in 2019, to 21.5% in 2020, was primarily due to non-deductible expenses related to the aborted acquisition and restructuring activities in the prior year. When stripping out the effect of these expenses, our adjusted effective tax rate has remained flat at 20.0% in 2020 (20.0% in 2019).

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

	First Quarter
In millions except per share data	2020	2019
Net income / (loss)	$6.2	$(3.8)
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.3
Acquisition costs	0.2	4.6
Defined benefit pension credit	(1.1)	(0.6)
Restructuring charges	2.8	9.0
Impairment charges	—	(0.2)
Share-based compensation charges	0.5	2.6
Income tax on adjusted items	(0.4)	(0.7)
Adjusted net income	$8.4	$11.2

Adjusted earnings per ordinary share
Diluted earnings / (loss) per ordinary share	$0.22	$(0.14)
Impact of adjusted items	0.08	0.54
Adjusted diluted earnings per ordinary share(1)	$0.30	$0.40
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions	2020	2019
Adjusted net income	$8.4	$11.2
Add back:
Income tax on adjusted items	0.4	0.7
Provision for income taxes	1.7	2.1
Net finance costs	1.2	1.1
Adjusted EBITA	$11.7	$15.1
Depreciation	3.4	3.4
Adjusted EBITDA	$15.1	$18.5

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	First Quarter
In millions	2020	2019
Adjusted net income	$8.4	$11.2
Add back:
Income tax on adjusted items	0.4	0.7
Provision for income taxes	1.7	2.1
Adjusted income before income taxes	$10.5	$14.0
Adjusted provision for income taxes	2.1	2.8
Adjusted effective tax rate	20.0%	20.0%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment, restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 14 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2020	2019	2020 v 2019
Net sales	$52.6	$58.4	(9.9)%
Adjusted EBITDA	3.5	4.5	(22.2)%
% of net sales	6.7%	7.7%	(1.0)
Net sales
The 9.9% decrease in Gas Cylinders sales in 2020 from 2019 was primarily the result of:

•	Decreased sales of Superform tooling and formed parts;

•	Decreased sales of aluminum cylinders.
These decreases were partially offset by continued growth in sales of AF cylinders.

Adjusted EBITDA
The 1.0 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2020 from 2019 was primarily the result of adverse product mix partially offset by productivity improvements at Luxfer Gas Cylinders Europe (as explained above).

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2020	2019	2019 v 2018
Net sales	$51.2	$62.0	(17.4)%
Adjusted EBITDA	11.6	14.0	(17.1)%
% of net sales	22.7%	22.6%	0.1
Net sales
The 17.4% increase in Elektron sales in 2020 from 2019 was primarily the result of:

•	Decreased sales of zirconium-based industrial and automotive catalysts; and

•	$4.4 million adverse impact following the divestiture of our Czech business in Q2, 2019.

Adjusted EBITDA
The 0.1 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in 2020 from 2019 was primarily the result of a slight improvement in product sales mix following divestiture of the lower margin Czech recycling business in Q2, 2019.

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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 29, 2020.
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
Cash Flows
Operating activities
Cash used in operating activities was $4.5 million in the first quarter of 2020. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash used in operating activities was $7.8 million in the first quarter of 2019. It was primarily related to net loss from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $2.5 million in the first quarter of 2020, compared to net cash used for investing activities of $3.2 million in the first quarter of 2019. The movement was primarily due to a decrease in capital expenditures which were $2.5 million and $3.2 million, in the first quarter of 2020, and 2019, respectively. We anticipate capital expenditures for fiscal 2020 to be approximately $10 million to $12 million.
Financing activities
In 2020, net cash provided from financing activities was $14.5 million (2019: $11.2 million inflow). We made net drawdowns on our banking facilities of $18.9 million (2019: $15.5 million drawdown) and dividend payments of $3.4 million (2019: $3.4 million), equating to $0.125 per ordinary share. We received $0.1 million (2019: $1.4 million) in relation to proceeds from sales of shares.
Capital Resources
Dividends
We paid dividends in the first quarter of 2020 of $3.4 million (2019: $3.4 million), or $0.50 per ordinary share.
Any payment of dividends is also subject to the provisions of the U.K. Companies Act, according to which dividends may only be paid out of profits available for distribution determined by reference to financial statements prepared in accordance with the Companies Act and IFRS as adopted by the E.U., which differ in some respects from GAAP. In the event that dividends are paid in the future, holders of the ordinary shares will be entitled to receive payments in U.S. dollars in respect of dividends on the underlying ordinary shares in accordance with the deposit agreement. Furthermore, because we are a holding company, any dividend payments would depend on cash flows from our subsidiaries.
Authorized shares
Our authorized share capital consists of 40.0 million ordinary shares with a par value of £0.50 per share.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2021	$25.0	$—	$25.0	$—	$—
Loan Notes due 2023	25.0	—	—	25.0	—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving credit facility	34.7	—	34.7	—	—
Obligations under operating leases	20.6	3.7	4.9	2.9	9.1
Capital commitments	0.8	0.8	—	—	—
Interest payments	13.1	3.4	5.4	2.8	1.5
Total contractual cash obligations	$144.2	$7.9	$70.0	$30.7	$35.6

Off-balance sheet measures
At March 29, 2020, we had no off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2019 Annual Report on Form 10-K, filed with the SEC on March 9, 2020, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the quarter ended March 29, 2020 except for the impact of COVID-19, which is addressed as a specific risk factor in ITEM-1A in Part II of this filing. For additional information, refer to Item 7A of our 2019 Annual Report on Form 10-K, filed with the SEC on March 9, 2020.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 29, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 29, 2020, as a result of the material weakness described in Item 9A of the Form 10-K filed with the SEC on March 9, 2020 not having been fully remediated by the first quarter of 2020.
In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended March 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2019 Annual Report on Form 10-K, except that the adverse impact of the COVID-19 coronavirus outbreak has become more significant and widespread. The related risk factors under the caption "We depend upon our larger suppliers for a significant portion of our raw materials, and a loss of one of these suppliers, or a significant supply interruption could negatively impact our financial performance" as previously disclosed in Item 1A. of our 2019 Annual Report on Form 10-K relating to COVID-19, remain applicable. In addition to the supply-side risks there are additional risks related to a fall in customer demand. We therefore highlight the following additional risk.

Our results of operations may be negatively impacted by the coronavirus disease pandemic
In December 2019, the 2019 novel coronavirus disease (COVID-19) surfaced in Wuhan, China. In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy, resulting in an economic downturn that could impact demand for our products. With many countries in 'lockdown', non-essential manufacturers and suppliers have been forced to shut down operations. This has caused disruptions from the temporary closure of third-party supplier and manufacturer facilities and interruptions in product supply. Disruption to our suppliers and falling demand from our customers will likely impact our sales and operating results. To date the outbreak has not had a material adverse impact on our operations, however the future impact is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including global and country-specific actions taken to contain the spread of the coronavirus.

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

101
The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 29, 2020, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
April 27, 2020