Form 10-Q
period 2020-06-28
LUXFER HOLDINGS PLC
filed 2020-07-27
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 28, 2020, was 27,615,704.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2020	2019	2020	2019
Net sales	$89.5	$116.5	$193.3	$236.9
Cost of goods sold	(70.7)	(85.5)	(150.0)	(175.8)
Gross profit	18.8	31.0	43.3	61.1
Selling, general and administrative expenses	(11.8)	(14.4)	(24.6)	(30.8)
Research and development	(0.9)	(1.6)	(1.6)	(3.0)
Restructuring charges	(0.8)	(12.7)	(3.6)	(21.7)
Impairment charges	—	—	—	0.2
Acquisition and disposal related gains / (costs)	—	2.9	(0.2)	(1.7)
Operating income	5.3	5.2	13.3	4.1
Interest expense	(1.1)	(1.1)	(2.3)	(2.2)
Defined benefit pension credit	1.1	0.5	2.2	1.1
Income before income taxes and equity in net income of affiliates	5.3	4.6	13.2	3.0
Provision for income taxes	(1.1)	(1.4)	(2.8)	(3.5)
Income / (loss) before equity in net (loss) / income of affiliates	4.2	3.2	10.4	(0.5)
Equity in net (loss) / income of affiliates (net of tax)	(0.1)	0.3	(0.1)	0.2
Net income / (loss)	$4.1	$3.5	$10.3	$(0.3)

Earnings / (loss) per share
Basic	$0.15	$0.13	$0.37	$(0.01)
Diluted[1]	$0.15	$0.13	$0.37	$(0.01)
Weighted average ordinary shares outstanding
Basic	27,540,377	27,302,174	27,490,955	27,168,170
Diluted	27,968,825	27,889,909	27,933,119	27,168,170
See accompanying notes to condensed consolidated financial statements
1 The loss per share for 2019 year-to-date has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Net income / (loss)	$4.1	$3.5	$10.3	$(0.3)

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	0.9	(3.6)	(6.7)	(2.2)
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.2 and $0.2 tax, respectively	0.6	0.3	0.9	0.8
Cash flow hedges, net of $0.0 of tax	—	(0.2)	—	—
Other comprehensive income / (loss), net of tax	1.5	(3.5)	(5.8)	(1.4)

Total comprehensive income / (loss)	$5.6	$—	$4.5	$(1.7)
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	December 31,
In millions, except share and per-share data	2020	2019
Current assets
Cash and cash equivalents	$8.1	$10.2
Restricted cash	0.1	0.1
Accounts and other receivables, net of allowances of $1.6 and $1.3, respectively	62.9	66.3
Inventories	93.2	94.5
Other current assets	4.0	5.0
Total current assets	$168.3	$176.1
Non-current assets
Property, plant and equipment, net	$93.0	$98.9
Right-of-use assets from operating leases	12.9	14.8
Goodwill	66.4	68.8
Intangibles, net	12.8	13.6
Deferred tax assets	14.4	15.8
Investments and loans to joint ventures and other affiliates	2.1	2.3
Total assets	$369.9	$390.3
Current liabilities
Accounts payable	$26.4	$36.4
Accrued liabilities	23.6	25.2
Taxes on income	1.3	0.1
Other current liabilities	12.6	12.3
Total current liabilities	$63.9	$74.0
Non-current liabilities
Long-term debt	$90.5	$91.4
Pensions and other retirement benefits	28.4	35.2
Deferred tax liabilities	2.7	2.5
Other non-current liabilities	11.1	12.8
Total liabilities	$196.6	$215.9
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2020 and 2019; issued and outstanding 29,000,000 shares for 2020 and 2019	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,338,444 shares for 2020 and 2019	149.9	149.9
Additional paid-in capital	69.4	68.4
Treasury shares	(4.0)	(4.0)
Own shares held by ESOP	(1.5)	(1.7)
Retained earnings	88.3	84.8
Accumulated other comprehensive loss	(155.4)	(149.6)
Total shareholders' equity	$173.3	$174.4
Total liabilities and shareholders' equity	$369.9	$390.3
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2020	2019
Operating activities
Net income / (loss)	$10.3	$(0.3)
Adjustments to reconcile net income / (loss) to net cash provided by / (used for) operating activities
Equity in net loss / (income) of affiliates	0.1	(0.2)
Depreciation	6.8	7.1
Amortization of purchased intangible assets	0.4	0.6
Amortization of debt issuance costs	0.3	0.2
Share-based compensation charges	1.3	3.4
Deferred income taxes	0.5	1.2
Gain on disposal of property, plant and equipment	—	(2.9)
Asset impairment charges	—	4.8
Defined benefit pension credit	(2.2)	(1.1)
Defined benefit pension contributions	(1.8)	(3.3)
Changes in assets and liabilities
Accounts and other receivables	2.8	(4.8)
Inventories	(1.4)	(5.9)
Other current assets	1.0	(1.4)
Accounts payable	(9.9)	(1.0)
Accrued liabilities	(0.6)	(10.8)
Other current liabilities	2.0	0.7
Other non-current assets and liabilities	(0.1)	(1.9)
Net cash provided by / (used for) operating activities	$9.5	$(15.6)
Investing activities
Capital expenditures	$(4.4)	$(7.1)
Proceeds from sale of property, plant and equipment	—	1.2
Proceeds from sale of businesses and other	—	4.6
Net cash used for investing activities	$(4.4)	$(1.3)
Financing activities
Net drawdown of short-term borrowings	$—	$3.8
Net drawdown of long-term borrowings	0.4	28.2
Deferred consideration paid	(0.4)	(0.5)
Proceeds from sale of shares	1.1	3.3
Share-based compensation cash paid	(1.2)	(4.5)
Dividends paid	(6.8)	(6.8)
Net cash (used for) / from financing activities	$(6.9)	$23.5
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net (decrease) / increase	$(2.1)	$6.5
Cash, cash equivalents and restricted cash; beginning of year	10.3	14.1
Cash, cash equivalents and restricted cash; end of the Second Quarter	8.2	20.6

Supplemental cash flow information:
Interest payments	$2.5	$2.3
Income tax payments	0.2	5.0
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2020	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4
Net income	—	—	—	—	—	—	—	6.2	—	6.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
At March 29, 2020	$26.6	$149.9	$68.2	(0.4)	$(4.0)	(1.1)	$(1.6)	$87.6	$(156.9)	$169.8
Net income	—	—	—	—	—	—	—	4.1	—	4.1
Shares sold from ESOP	—	—	0.9	—	—	—	—	—	—	0.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.5)	—	—	0.1	0.1	—	—	(0.4)
At June 28, 2020	$26.6	$149.9	$69.4	(0.4)	$(4.0)	(1.0)	$(1.5)	$88.3	$(155.4)	$173.3

Ordinary share capital represents 29,000,000 shares in the first and second quarter of 2020, respectively.
Deferred share capital represents 761,835,338,444 shares in the first and second quarter of 2020, respectively

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2019	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net loss	—	—	—	—	—	—	—	(3.8)	—	(3.8)
Shares sold from ESOP	—	—	1.3	—	—	0.1	0.1	—	—	1.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	2.3	—	—	—	—	—	—	2.3
Utilization of treasury shares to satisfy share based compensation	—	—	(3.3)	—	—	0.1	0.2	—	—	(3.1)
At March 31, 2019	$26.6	$149.9	$65.9	(0.4)	$(4.3)	(1.4)	$(1.9)	$88.1	$(144.5)	$179.8
Net income	—	—	—	—	—	—	—	3.5	—	3.5
Shares sold from ESOP	—	—	1.8	—	—	0.1	0.1	—	—	1.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.2)	—	—	0.1	0.1	—	—	(1.1)
At June 30, 2019	$26.6	$149.9	$67.3	(0.4)	$(4.3)	(1.2)	$(1.7)	$88.2	$(148.0)	$178.0

Ordinary share capital represents 29,000,000 shares in the first and second quarter of 2019, respectively.
Deferred share capital represents 761,835,338,444 shares in the first and second quarter of 2019, respectively.

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2020, ended on June 28, 2020, and the Second Quarter 2019, ended on June 30, 2019.
Impact of COVID-19 on the Financial Statements
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. At this time, Luxfer is operating all of its facilities, following earlier temporary closures at a small number of locations. However, due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the continued spread of COVID-19, Luxfer has temporarily reduced capacity at certain facilities with partial furloughing of the workforce. We have also identified additional cost saving programs, including headcount reductions as a direct response to the impact of the pandemic. As the situation evolves and if warranted, the Company may suspend or reduce operations at additional facilities. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows.
The Company recognized that the COVID-19 pandemic constituted a triggering event in accordance with ASC 350 Intangibles - Goodwill and Other, during the First Quarter of 2020 and therefore performed an impairment assessment of its goodwill and other intangible assets. Based on the forecast at that time, we did not identify any impairments, nor marginal outcomes. A re-forecast was performed in July, which takes into account the impact COVID-19 has had on our second quarter results. The re-forecast did not change our assessment of carrying value, with no impairments nor marginal outcomes identified. Assumptions and judgments are required in calculating the fair value of the reporting units. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions and judgments may change as we learn more about the impact of the COVID-19 pandemic.
In relation to liquidity, the Company has access to a revolving credit facility (see Note 8) and has performed stress testing on financial covenants using current forecast information and has not identified any liquidity concerns.

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
•Under the CECL model, the Company is required to consider whether expected credit losses should be recognized for trade receivables that are considered “current” (i.e., not past due).
•When using historical loss rates in a provision matrix, the Company is required to consider whether and, if so, how the historical loss rates differ from what is currently expected over the life of the trade receivables (on the basis of current conditions and reasonable and supportable forecasts about the future).
Upon adoption, there was no adjustment needed to opening retained earnings as at January 1, 2020.
As a result of implementing ASU 2016-13, the Company did not recognize any material additional allowance within Accounts and Other Receivables as at January 1, 2020. Accounts and Other Receivables are shown net of a $1.6 million allowance at June 28, 2020.
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

	2020
In millions	QTD	YTD
Balance at March 30, / January 1,	$1.9	$1.3
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—
Provisions for expected credit losses	(0.3)	0.4
Other, including foreign currency translation	—	(0.1)
Balance at June 28,	$1.6	$1.6

Accounting standards issued but not yet effective
None that will be material to the Company.

2. Earnings per share

Basic earnings per share are computed by dividing net income or loss for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2020	2019	2020	2019
Basic earnings:
Net income / (loss)	$4.1	$3.5	$10.3	$(0.3)
Weighted average number of €0.50 ordinary shares:
For basic earnings per share	27,540,377	27,302,174	27,490,955	27,168,170
Dilutive effect of potential common stock	428,448	587,735	442,164	—
For diluted earnings per share	27,968,825	27,889,909	27,933,119	27,168,170
Earnings / (loss) per share using weighted average number of ordinary shares outstanding:
Basic earnings / (loss) per ordinary share	$0.15	$0.13	$0.37	$(0.01)
Diluted earnings / (loss) per ordinary share	$0.15	$0.13	$0.37	$(0.01)
In 2019 year-to-date, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss for the period. As a result, 662,832 shares combined were not included in the computation of diluted EPS.

3. Net Sales
Disaggregated sales disclosures for the quarter and year-to-date ended June 28, 2020, and June 30, 2019, are included below and in Note 12, Segmental Information.

	Second Quarter
	2020			2019
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$10.9	$17.9	$28.8	$11.0	$28.5	$39.5
Transportation	18.5	8.6	27.1	24.1	17.2	41.3
Defense and emergency	15.1	11.5	26.6	18.7	12.2	30.9
Healthcare	5.9	1.1	7.0	4.3	0.5	4.8
	$50.4	$39.1	$89.5	$58.1	$58.4	$116.5

	Year-to-date
	2020			2019
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$22.8	$45.6	$68.4	$24.1	$59.1	$83.2
Transportation	37.4	19.8	57.2	45.0	36.3	81.3
Defense and emergency	33.2	22.9	56.1	37.4	22.7	60.1
Healthcare	9.6	2.0	11.6	10.0	2.3	12.3
	$103.0	$90.3	$193.3	$116.5	$120.4	$236.9

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which sales are recognized over time. Sales from these sources combined accounted for less than 1% of the Company’s sales for the quarters and year-to-date ended June 28, 2020, and June 30, 2019. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	June 28, 2020	December 31, 2019
Contract receivables	$2.1	$1.7
Contract assets	0.1	1.3
Contract liabilities	(0.7)	(0.5)
Contract assets consist of $0.1 million accrued unbilled amounts relating to tooling revenue and are recognized in prepayments and accrued income in the consolidated balance sheets. Of the $1.3 million contract assets recognized as of December 31, 2019, $1.2 million was billed to customers and transferred to receivables as of June 28, 2020.
Contract liabilities of $0.7 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities. Significant changes in contract liabilities balances during the period are as follows:

In millions	2020
As at January 1,	$(0.5)
Net (payments received) / amounts billed	(0.5)
Net (costs incurred) / revenue recognized	0.3
As at June 28,	$(0.7)

4. Restructuring
During the Second Quarter of 2020 we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The $0.8 million restructuring charge in the Second Quarter of 2020 was predominantly ($0.6 million) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, and associated legal and professional fees. There was an additional $0.2 million of one-time employee benefits resulting from actions to reduce our fixed cost-base in light of the COVID-19 pandemic.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Severance and related costs
Gas Cylinders segment	$0.8	$7.7	$3.4	$16.6
Elektron segment	0.1	—	0.1	0.1
Other	(0.1)	—	0.1	—
	$0.8	$7.7	$3.6	$16.7
Asset impairments
Gas Cylinders segment	$—	$0.6	$—	$0.6
Elektron segment	—	4.4	—	4.4
	$—	$5.0	$—	$5.0
Total restructuring charges	$0.8	$12.7	$3.6	$21.7

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2020
Balance at January 1,	$6.5
Costs incurred	3.6
Cash payments and other	(4.0)
Balance at June 28,	$6.1
5. Acquisition and disposal related gains / (costs)
Acquisition-related costs of $0.2 million were incurred during the First Quarter of 2020 and represents amounts incurred in relation to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

Acquisition-related gains of $2.9 million in the Second Quarter, 2019 related to the sale of Magnesium Elektron CZ s.r.o. This gain was offset by a $4.6 million charge in the First Quarter of 2019 in relation to a reimbursement of costs following the terminated Neo acquisition.

6. Supplementary balance sheet information

	June 28,	December 31,
In millions	2020	2019
Accounts and other receivables
Trade receivables	$52.6	$52.4
Related parties	2.0	2.7
Prepayments and accrued income	3.8	6.7
Derivative financial instruments	0.1	0.3
Other receivables	4.4	4.2
Total accounts and other receivables	$62.9	$66.3
Inventories
Raw materials and supplies	$35.1	$33.4
Work-in-process	30.5	32.2
Finished goods	27.6	28.9
Total inventories	$93.2	$94.5
Other current assets
Held-for-sale assets	$3.7	$3.9
Income tax receivable	0.3	1.1
Total other current assets	$4.0	$5.0
Property, plant and equipment, net
Land, buildings and leasehold improvements	$68.5	$68.1
Machinery and equipment	279.1	287.7
Construction in progress	7.9	8.9
Total property, plant and equipment	355.5	364.7
Accumulated depreciation and impairment	(262.5)	(265.8)
Total property, plant and equipment, net	$93.0	$98.9
Other current liabilities
Contingent liabilities	$6.2	$6.6
Derivative financial instruments	0.2	—
Operating lease liability	3.1	3.3
Other current liabilities	3.1	2.4
Total other current liabilities	$12.6	$12.3
Other non-current liabilities
Contingent liabilities	$1.1	$0.9
Operating lease liability	9.9	11.7
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$11.1	$12.8

6. Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities

Held-for-sale assets	June 28,	December 31,
In millions	2020	2019
Property, plant and equipment	$3.7	$3.7
Inventory	—	0.2
Held-for-sale assets	$3.7	$3.9
During 2018, a building within our Elektron Segment was classified as held-for-sale assets, presented within other current assets. The building was part of a site closure announced in 2017 and was readily available for sale at December 31, 2018. The site at Riverhead, NY is now expected to be sold during 2020 and is included within held-for-sale assets as at June 28, 2020 and December 31, 2019.

7.  Goodwill and other identifiable intangible assets
Changes in goodwill during the first two quarters ended June 28, 2020, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2020	$27.0	$41.8	$68.8
Exchange difference	(1.5)	(0.9)	(2.4)
Balance at June 28, 2020	$25.5	$40.9	$66.4
Identifiable intangible assets consisted of the following:

	June 28, 2020			December 31, 2019
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(4.9)	$8.5	$13.4	$(4.6)	$8.8
Technology and trading related	7.6	(3.3)	4.3	8.1	(3.3)	4.8
	$21.0	$(8.2)	$12.8	$21.5	$(7.9)	$13.6
Identifiable intangible asset amortization expense was $0.4 million and $0.6 million for the first two quarters of 2020 and 2019 respectively.
Intangible asset amortization expense during the remainder of 2020 and over the next five years is expected to be approximately $0.3 million in 2020, $0.7 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $0.7 million in 2024 and $0.7 million in 2025.

8. Debt

Debt outstanding was as follows:

In millions	June 28, 2020	December 31, 2019
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	16.3	17.5
Unamortized debt issuance costs	(0.8)	(1.1)
Total debt	$90.5	$91.4
Less current portion	$—	$—
Non-current debt	$90.5	$91.4
The weighted-average interest rate on the revolving credit facility was 2.19% for the Second Quarter of 2020 and 2.47% for the full-year 2019.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Loan Notes due 2021	$—	$25.0	$—	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	25.0	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	16.3	—	—	—	—	16.3
Total debt	$—	$25.0	$16.3	$25.0	$—	$—	$25.0	$91.3
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to June 28, 2020.
The Loan Notes due 2021, 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the Second Quarter of 2020, we repaid $18.4 million on the Revolving Credit Facility and the balance outstanding at June 28, 2020, was $16.3 million, and at December 31, 2019, was $17.5 million, with $133.7 million undrawn at June 28, 2020, $132.5 million at December 31, 2019.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 28, 2020.

9. Income Taxes
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
The effective income tax rate for the 26-week period ended June 28, 2020, was 21.2%, compared to negative 117% for the 26-week period ended June 30, 2019. The 2019 rate was affected by the impact of non-deductible expenses related to the aborted acquisition of Neo Performance Materials and restructuring activities. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

10. Share Plans

Total share-based compensation expense for the quarters ended June 28, 2020, and June 30, 2019, was as follows:

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Total share-based compensation charges	$0.8	$0.8	$1.3	$3.4

In March 2020, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 130,000 and the weighted average fair value of options granted in 2020 was estimated to be $11.30 per share.
In May 2020, we issued our additional annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was 2,000 and the weighted average fair value of options granted in 2020 was estimated to be $13.13 per share.
In June 2020, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 27,280 and the weighted-average fair value of options granted was estimated to be $13.38 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2020 and the year-ended December 31, 2019:

	2020	2019
Dividend yield (%)	2.10	2.10
Expected volatility range (%)	39.00	35.06 - 44.20
Risk-free interest rate (%)	1.60	0.74 - 2.52
Expected life of share options range (years)	1.00 - 4.00	0.50 - 4.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

11. Shareholders' Equity
Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Dividends declared and paid during the year:
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	$—	$—	$—	$3.4
Interim dividend paid May 1, 2019 ($0.125 per ordinary share)	—	3.4	—	3.4
Interim dividend paid February 5, 2020 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid May 6, 2020 ($0.125 per ordinary share)	3.4	—	3.4
	$3.4	$3.4	$6.8	$6.8

In millions	2020	2019
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 1, and paid August 1, 2019: ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared July 6, and to be paid August 5, 2020: ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

12. Segmental Information
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA2 and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment, restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Second Quarter and year-to-date ended June 28, 2020, and June 30, 2019, is included in the following summary:

	Net sales				Adjusted EBITDA
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Gas Cylinders segment	$50.4	$58.1	$103.0	$116.5	$5.1	$7.1	$8.6	$11.6
Elektron segment	39.1	58.4	90.3	120.4	5.3	13.1	16.9	27.1
Consolidated	$89.5	$116.5	$193.3	$236.9	$10.4	$20.2	$25.5	$38.7

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Gas Cylinders segment	$1.2	$1.4	$2.4	$2.8	$0.8	$8.3	$3.4	$17.2
Elektron segment	2.4	2.6	4.8	4.9	0.1	4.4	0.1	4.5
Other	—	—	—	—	(0.1)	—	0.1	—
Consolidated	$3.6	$4.0	$7.2	$7.7	$0.8	$12.7	$3.6	$21.7
2 Adjusted EBITA is adjusted EBITDA less depreciation

12. Segmental Information (continued)

	Total assets		Capital expenditures
	June 28,	December 31,	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019	2020	2019
Gas Cylinders segment	$146.3	$156.0	$0.5	$1.3	$1.0	$2.4
Elektron segment	197.3	200.8	1.4	2.6	2.5	5.2
Other	26.3	33.5	—	—	—	—
Consolidated	$369.9	$390.3	$1.9	$3.9	$3.5	$7.6

	Property, plant and equipment, net
	June 28,	December 31,
In millions	2020	2019
United States	$54.7	57.3
United Kingdom	33.6	36.7
Canada	3.4	3.6
France	1.0	1.0
Asia Pacific	0.3	0.3
	$93.0	$98.9
The following table presents a reconciliation of Adjusted EBITDA to net income / (loss):

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Adjusted EBITDA	$10.4	$20.2	$25.5	$38.7
Other share-based compensation charges	(0.8)	(0.8)	(1.3)	(3.4)
Depreciation and amortization	(3.6)	(4.0)	(7.2)	(7.7)
Unwind discount on deferred consideration	—	(0.1)	—	(0.1)
Restructuring charges	(0.8)	(12.7)	(3.6)	(21.7)
Impairment charges	—	—	—	0.2
Acquisition and disposal related gains / (costs)	—	2.9	(0.2)	(1.7)
Defined benefits pension credit	1.1	0.5	2.2	1.1
Interest expense, net	(1.1)	(1.1)	(2.3)	(2.2)
Provision for income taxes	(1.1)	(1.4)	(2.8)	(3.5)
Net income / (loss)	$4.1	$3.5	$10.3	$(0.3)

12. Segmental Information (continued)
The following tables present certain geographic information by geographic region for the First Quarter ended June 28, 2020, and June 30, 2019:

	Net Sales(1)
	Second Quarter				Year-to-date
	2020		2019		2020		2019
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$50.2	56.1%	$63.0	54.0%	$109.9	56.8%	$124.4	52.5%
U.K.	5.7	6.4%	9.1	7.8%	13.1	6.8%	20.6	8.7%
France	4.5	5.0%	4.2	3.6%	9.1	4.7%	9.4	4.0%
Italy	4.4	4.9%	5.2	4.5%	8.8	4.6%	11.7	4.9%
Germany	4.4	4.9%	5.8	5.0%	8.0	4.1%	14.0	5.9%
Top five countries	$69.2	77.3%	$87.3	74.9%	$148.9	77.0%	$180.1	76.0%
Rest of Europe	5.3	5.9%	10.1	8.7%	12.4	6.4%	21.9	9.2%
Asia Pacific	10.5	11.8%	12.7	10.9%	22.0	11.4%	24.3	10.3%
Other (2)	4.5	5.0%	6.4	5.5%	10.0	5.2%	10.6	4.5%
	$89.5		$116.5		$193.3		$236.9
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

13.  Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $150.0 million at June 28, 2020 and December 31, 2019. Of these committed facilities, $16.3 million was drawn at June 28, 2020, and $17.5 million at December 31, 2019.

The Company had a separate (uncommitted) facility for letters of credit which at June 28, 2020, was £1.0 million ($1.2 million) and December 31, 2019, was £1.0 million ($1.3 million). None of these were utilized at June 28, 2020 and December 31, 2019.

The Company also has two separate (uncommitted) bonding facilities for bank guarantees; one denominated in GBP sterling of £4.5 million (2020: $5.6 million, 2019: $5.9 million), and one denominated in USD of $0.4 million. Of that denominated in GBP, £1.6 million (2020: $2.0 million, 2019: $2.3 million) was utilized at June 28, 2020, and December 31, 2019, respectively. Of that dominated in USD, all was fully utilized at June 28, 2020 and December 31, 2019 respectively.

The Company also has a $4.0 million (December 31, 2019: nil) separate overdraft facility of which none was drawn at June 28, 2020.

Capital commitments

At June 28, 2020, the Company had capital expenditure commitments of $0.7 million for the acquisition of new plant and equipment.

Inventory commitments

Within our Elektron Division, we have committed to purchase $1.0 million of rare earth materials.
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

14. Subsequent Events
On June 9, 2020 an agreement was signed between Luxfer Gas Cylinders Limited, an entity within our Gas Cylinders Division, and Uttam Medical & Safety LLP to sell our 51% share in our joint venture, Luxfer Uttam India Private Limited for INR 137.4 million ($1.8 million). The sale subsequently completed on July 9, 2020.

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
•general economic conditions, or conditions affecting demand for the services offered by us in the markets in which we operate, both domestically and internationally, being less favorable than expected;
•risks related to the impact of the global COVID-19 pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, supply chain disruptions and other impacts to the business, and the Company’s ability to execute business continuity plans, as a result of the COVID-19 pandemic;
•worldwide economic and business conditions and conditions in the industries in which we operate;
•fluctuations in the cost of raw materials and utilities;
•currency fluctuations and other financial risks;
•our ability to remediate the material weakness in our internal controls over financial reporting;
•our ability to protect our intellectual property;
•the significant amount of indebtedness we have incurred and may incur, and the obligations to service such indebtedness and to comply with the covenants contained therein;
•relationships with our customers and suppliers;
•increased competition from other companies in the industries in which we operate;
•changing technology;
•claims for personal injury, death or property damage arising from the use of products produced by us;
•the occurrence of accidents or other interruptions to our production processes;
•changes in our business strategy or development plans, and our expected level of capital expenditure;
•our ability to attract and retain qualified personnel;
•restrictions on the ability of Luxfer Holdings PLC to receive dividends or loans from certain of its subsidiaries;
•regulatory, environmental, legislative and judicial developments; and
•our intention to pay dividends.
Please read the sections "Business" and "Risk factors" included within the 2019 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

About Luxfer
Luxfer is a global manufacturer of highly-engineered industrial materials, which focuses on value creation by using its broad array of technical know-how and proprietary technologies. Luxfer's high-performance materials, components, and high-pressure gas containment devices are used in defense and emergency response, healthcare, transportation, and general industrial applications. For more information, visit www.luxfer.com.
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

At this time, Luxfer is operating all of its facilities, following earlier temporary closures at a small number of locations. However, due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the continued spread of COVID-19, Luxfer has temporarily reduced capacity at certain facilities with partial furloughing of the workforce. We have also implemented additional cost saving programs, including headcount reductions as a direct response to the impact of the pandemic. As the situation evolves and if warranted, the Company may suspend or reduce operations at additional facilities.

Luxfer’s second quarter results reflect the global macro environment resulting from the COVID-19 pandemic, including broad-based market weakness, which is especially evident in our industrial and transportation end-markets. Our industrial and transportation end-markets have declined 17.8% and 22.5% (excluding impact of Czech divestiture) respectively in the first half of 2020 relative to the same period in the prior year. However, the Company has a strong balance sheet and access to an existing $150 million credit facility, of which only $16.3 million was drawn at the end of the second quarter. Furthermore, with a net debt to EBITDA ratio of 1.5x at the end of the second quarter, we have identified no issues in relation to financial covenants nor availability of funding for continued operations. We continue to learn more about the impact of the COVID-19 pandemic, and these assumptions and judgments may change over time.

Operating objectives and trends
In 2020, we expect the following operating objectives and trends to impact our business:
•Proactive response to COVID-19 pandemic, including the health and well-being actions highlighted above, in addition to initiatives to stimulate demand for products, ensure continuity of supply and action focused cost saving programs;
•Productivity acceleration and growth recovery as we progress towards a lean manufacturing process and increase focus on faster innovation;
•Leveraging delivered plant consolidation projects in our Gas Cylinders and Graphic Arts businesses to further reduce fixed costs and safeguard competitiveness;
•Continued focus on developing global talent and implementing a high-performance culture; and
•Improved operating cash generation with lower restructuring activity and stronger working capital performance.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Second Quarter of 2020 and 2019 of Luxfer were as follows:

	Second Quarter		% / point change
In millions	2020	2019	2020 v 2019
Net sales	$89.5	$116.5	(23.2)%
Cost of goods sold	(70.7)	(85.5)	(17.3)%
Gross profit	18.8	31.0	(39.4)%
% of net sales	21.0%	26.6%	(5.6)
Selling, general and administrative expenses	(11.8)	(14.4)	(18.1)%
% of net sales	13.2%	12.4%	0.8
Research and development	(0.9)	(1.6)	(43.8)%
% of net sales	1.0%	1.4%	(0.4)
Restructuring charges	(0.8)	(12.7)	(93.7)%
% of net sales	0.9%	10.9%	(10.0)
Acquisition and disposal related gains	—	2.9	(100.0)%
% of net sales	—%	2.5%	(2.5)
Operating income	$5.3	$5.2	1.9%
% of net sales	5.9%	4.5%	1.4
Net interest expense	(1.1)	(1.1)	—%
% of net sales	1.2%	0.9%	0.3
Defined benefit pension credit	1.1	0.5	120.0%
% of net sales	1.2%	0.4%	0.8
Income before income taxes and equity in net income of affiliates	$5.3	$4.6	15.2%
% of net sales	5.9%	3.9%	2.0
Provision for income taxes	(1.1)	(1.4)	(21.4)%
Effective tax rate	20.8%	30.4%	(9.6)
Income before equity in net income / (loss) of affiliates	$4.2	$3.2	31.3%
% of net sales	4.7%	2.7%	2.0
Equity in income of unconsolidated affiliates (net of tax)	(0.1)	0.3	n/a
% of net sales	(0.1)%	0.3%	(0.4)
Net income	$4.1	$3.5	17.1%
% of net sales	4.6%	3.0%	1.6

The consolidated results of operations for the two-quarters ended June 28, 2020 and June 30, 2019 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2020	2019	2020 v 2019
Net sales	$193.3	236.9	(18.4)%
Cost of goods sold	(150.0)	(175.8)	(14.7)%
Gross profit	43.3	61.1	(29.1)%
% of net sales	22.4%	25.8%	(3.4)
Selling, general and administrative expenses	(24.6)	(30.8)	(20.1)%
% of net sales	12.7%	13.0%	(0.3)
Research and development	(1.6)	(3.0)	(46.7)%
% of net sales	0.8%	1.3%	(0.5)
Restructuring charges	(3.6)	(21.7)	(83.4)%
% of net sales	1.9%	9.2%	(7.3)
Impairment charges	—	0.2	(100.0)%
% of net sales	—%	(0.1)%	0.1
Acquisition and disposal related costs	(0.2)	(1.7)	(88.2)%
% of net sales	0.1%	(0.7)%	0.8
Operating income	13.3	4.1	324.4%
% of net sales	6.9%	1.7%	5.2
Net interest expense	(2.3)	(2.2)	4.5%
% of net sales	1.2%	0.9%	0.3
Defined benefit pension credit	2.2	1.1	100.0%
% of net sales	1.1%	0.5%	0.6
Income before income taxes and equity in net income / (loss) of affiliates	13.2	3.0	340.0%
% of net sales	6.8%	1.3%	5.5
Provision for income taxes	(2.8)	(3.5)	(20.0)%
Effective tax rate	21.2%	116.7%	(95.5)
Income / (loss) before equity in net income / (loss) of affiliates	10.4	(0.5)	n/a
% of net sales	5.4%	(0.2)%	5.6
Equity in income / (loss) of unconsolidated affiliates (net of tax)	(0.1)	0.2	n/a
% of net sales	(0.1)%	0.1%	(0.2)
Net income / (loss)	$10.3	$(0.3)	n/a
% of net sales	5.3%	(0.1)%	5.4

Net sales
The 23.2% and 18.4% decrease in consolidated net sales in the second quarter and first half, respectively, of 2020 from 2019 was heavily influenced by the economic downturn resulting from the COVID-19 pandemic, with the adverse impact most pronounced across the industrial and transportation end markets, including:
•Decreased sales of zirconium-based industrial and automotive catalysis materials;
•Lower sales of our proprietary SoluMag® alloy in the second quarter;
•Lower Superform tooling and formed part sales, predominantly to European luxury automotive customers impacted by temporary facility shutdowns; and
•Decreased sales of photo-engraving plates in Luxfer Graphic Arts in the second quarter.
In addition, sales were negatively impacted by $3.1 million and $7.5 million in the second quarter and first half, respectively following the divestiture of our Czech business in Q2, 2019.
These decreases were partially offset by growth in sales of medical oxygen cylinders in the second quarter.

Gross profit
The 5.6 and 3.4 percentage point decrease in gross profit as a percentage of sales in the second quarter and first half, respectively of 2020 from 2019 was primarily the result of adverse product sales mix, especially the impact of lower sales of SoluMag® alloy in the second quarter and zirconium catalysis products in the first half.
These adverse factors were partially offset by the impact of productivity improvements in Luxfer Gas Cylinders Europe, following closure of the French operation in 2019 and transfer of production to the U.K.

Selling, general and administrative expenses ("SG&A")
The 0.8 percentage point increase in SG&A costs as a percentage of sales in the second quarter of 2020 from 2019 was primarily the result of the COVID led fall in revenue not being fully matched by cost reductions.
SG&A as a percentage of sales was relatively unchanged in the first half of 2020 from 2019.

Research and development costs
Research and development cost as a percentage of sales reduced by 0.4 and 0.5 percentage points in the second quarter and first half of 2020 relative to 2019 respectively.

Restructuring charges
The $0.8 million and $3.6 million restructuring charge in the second quarter and first half of 2020 was predominantly ($0.6 million and $3.2 million respectively) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, and associated legal and professional fees.
The $12.7 million restructuring charge in the second quarter of 2019, was mainly $7.7 million of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, asset write-offs, environmental remediation and legal and professional fees. In addition, restructuring charges in the second quarter of 2019 included $4.6 million related to asset write-downs and one-time employee benefits following the decision to scale down production at one of our Luxfer Magtech sites as part of our simplification activities.
The $21.7 million restructuring charge in the first half of 2019 included $16.6 million in relation to the closure of Luxfer Gas Cylinders France, as well as the second quarter expenditure relating to simplification and other activities.

Impairment charges
The impairment credit of $0.2 million in the first half of 2019 reflects a fair value adjustment to the held-for-sale assets in the Elektron segment.

Acquisition and disposal related gains / (costs)
Net costs of $0.2 million incurred in the first half of 2020 include amounts incurred in relation to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

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

Net interest expense
Net interest expense in 2020 from 2019 was flat in the quarter and increased by only $0.1 million in the first half.

Defined benefit pension credit
The $0.6 million and $1.1 million increase in defined benefit pension credit to $1.1 million and $2.2 million in the second quarter and first half of 2020 from $0.5 million and $1.1 million in 2019 is primarily due to the combined effect on the U.K. plan of a fall in the discount rate and lower inflation, partially offset by lower projected asset returns.
Provision for income taxes
The movement in the statutory effective tax rate from 116.7% in 2019, to 21.2% in 2020, was primarily due to non-deductible expenses related to the aborted acquisition and restructuring activities in the prior year. When stripping out the effect of these expenses, the adjusted effective tax rate has increased marginally to 20.1% in 2020 from 19.7% in 2019.

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

	Second Quarter		Year-to-date
In millions except per share data	2020	2019	2020	2019
Net income / (loss)	$4.1	$3.5	$10.3	$(0.3)
Accounting charges relating to acquisitions and disposals of businesses:
Unwind of discount on deferred consideration	—	0.1	—	0.1
Amortization on acquired intangibles	0.2	0.3	0.4	0.6
Acquisition and disposal related (gains) / costs	—	(2.9)	0.2	1.7
Defined benefit pension credit	(1.1)	(0.5)	(2.2)	(1.1)
Restructuring charges	0.8	12.7	3.6	21.7
Impairment charges	—	—	—	(0.2)
Share-based compensation charges	0.8	0.8	1.3	3.4
Income tax on adjusted items	(0.1)	(1.6)	(0.5)	(2.3)
Adjusted net income	$4.7	$12.4	$13.1	$23.6

Adjusted earnings per ordinary share
Diluted earnings / (loss) per ordinary share	$0.15	$0.13	$0.37	$(0.01)
Impact of adjusted items	0.02	0.31	0.10	0.86
Adjusted diluted earnings per ordinary share(1)	$0.17	$0.44	$0.47	$0.85
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Adjusted net income	$4.7	$12.4	$13.1	$23.6
Add back:
Income tax on adjusted items	0.1	1.6	0.5	2.3
Provision for income taxes	1.1	1.4	2.8	3.5
Net finance costs	1.1	1.1	2.3	2.2
Adjusted EBITA	$7.0	$16.5	$18.7	$31.6
Depreciation	3.4	3.7	6.8	7.1
Adjusted EBITDA	$10.4	$20.2	$25.5	$38.7

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter		Year-to-date
In millions	2020	2019	2020	2019
Adjusted net income	$4.7	$12.4	$13.1	$23.6
Add back:
Income tax on adjusted items	0.1	1.6	0.5	2.3
Provision for income taxes	1.1	1.4	2.8	3.5
Adjusted income before income taxes	$5.9	$15.4	$16.4	$29.4
Adjusted provision for income taxes	1.2	3.0	3.3	5.8
Adjusted effective tax rate	20.3%	19.5%	20.1%	19.7%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment, restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 12 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2020	2019	2020 v 2019	2020	2019	2020 v 2019
Net sales	$50.4	$58.1	(13.3)%	$103.0	$116.5	(11.6)%
Adjusted EBITDA	5.1	7.1	(28.2)%	8.6	11.6	(25.9)%
% of net sales	10.1%	12.2%	(2.1)	8.3%	10.0%	(1.7)
Net sales
The 13.3% and 11.6% decrease in Gas Cylinders sales in the second quarter and first half, respectively, of 2020 from 2019 was primarily the result of COVID-19 related disruption to the transportation end market, including:
•Decreased sales of Superform tooling and formed parts; and
•Decreased sales of alternative fuel (AF) cylinders specifically in the second quarter.
These decreases were partially offset by growth in medical oxygen cylinders in the second quarter.

Adjusted EBITDA
The 2.1 and 1.7 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the second quarter and first half of 2020 from 2019 was primarily the result of adverse product mix partially offset by productivity improvements at Luxfer Gas Cylinders Europe following the 2019 closure of our French facility and further cost savings in Luxfer Gas Cylinders North America in the second quarter.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2020	2019	2020 v 2019	2020	2019	2020 v 2019
Net sales	$39.1	$58.4	(33.0)%	$90.3	$120.4	(25.0)%
Adjusted EBITDA	5.3	13.1	(59.5)%	16.9	27.1	(37.6)%
% of net sales	13.6%	22.4%	(8.8)	18.7%	22.5%	(3.8)
Net sales
The 33.0% and 25.0% increase in Elektron sales in the second quarter and first half, respectively, of 2020 from 2019 was primarily the result of COVID-19 related disruption to the industrial and transportation end markets, especially:
•Decreased sales of zirconium-based industrial and automotive catalysts;
•Lower sales of SoluMag® alloy; and
•Lower sales of Luxfer Graphic Arts photo-engraving plates.
Additionally there was $3.1 million and $7.5 million adverse impact in the second quarter and first half respectively following the divestiture of our Czech business in Q2, 2019.

Adjusted EBITDA
The 8.8 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the second quarter of 2020 from 2019 was primarily the result of the impact of COVID-19 related reduction in volumes more than offsetting associated cost saving measures. This was supplemented by adverse product sales mix.
The first half 3.8 percentage point decrease over 2019 is largely explained by the second quarter impact tempered by an improved product sales mix in the first quarter of 2020 prior to COVID-19 taking full effect.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities and the Loan Notes due, 2021, 2023 and 2026. Our principal liquidity needs are:
•funding acquisitions, including deferred contingent consideration payments;
•capital expenditure requirements;
•payment of shareholder dividends;
•servicing interest on the Loan Notes, which is payable at each quarter end, in addition to interest and / or commitment fees on the Senior Facilities Agreement;
•working capital requirements, particularly in the short term as we aim to achieve organic sales growth; and
•hedging facilities used to manage our foreign exchange and aluminum purchase price risks.
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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 28, 2020.
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
Cash Flows
Operating activities
Cash provided by operating activities was $9.5 million for the year-to-date in 2020. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash used in operating activities was $15.6 million in the first half of 2019. It was primarily related to net loss from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $4.4 million for the first half of 2020, compared to net cash used for investing activities of $1.3 million in 2019. The movement was primarily due to the impact of the proceeds from the sale of the Czech business in 2019, partially offset by a decrease in capital expenditures in the current year which were $4.4 million and $7.1 million, for the first half of 2020, and 2019, respectively. We anticipate capital expenditures for fiscal 2020 to be approximately $10 million.
Financing activities
In the first half of 2020, net cash used for financing activities was $6.9 million (2019: $23.5 million inflow). We made net drawdowns on our banking facilities of $0.4 million (2019: $32.0 million drawdown) and dividend payments of $6.8 million (2019: $6.8 million), equating to $0.25 per ordinary share. We received $1.1 million (2019: $3.3 million) in relation to proceeds from sales of shares and paid out $1.2 million (2019: $4.5 million) in settling share based compensation.
Capital Resources
Dividends
We paid year-to-date dividends in 2020 of $6.8 million (2019: $6.8 million year-to-date), or $0.25 per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2021	$25.0	$—	$25.0	$—	$—
Loan Notes due 2023	25.0	—	—	25.0	—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving credit facility	16.3	—	16.3	—	—
Obligations under operating leases	19.6	3.6	4.5	2.5	9.0
Capital commitments	0.7	0.7	—	—	—
Purchase commitments	1.0	0.6	0.4	—	—
Interest payments	12.2	3.4	5.1	2.5	1.2
Total contractual cash obligations	$124.8	$8.3	$51.3	$30.0	$35.2

Off-balance sheet measures
At June 28, 2020, we had no off-balance sheet arrangements other than the to bonding facilities disclosed in Note 14.

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

Item 3.  Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first half ended June 28, 2020 except for the impact of COVID-19, which is addressed as a specific risk factor in ITEM-1A in Part II of this filing. For additional information, refer to Item 7A of our 2019 Annual Report on Form 10-K, filed with the SEC on March 9, 2020.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 28, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2020, as a result of the material weakness described in Item 9A of the Form 10-K filed with the SEC on March 9, 2020 not having been fully remediated by the second quarter of 2020.
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
As previously described in Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting of Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 we began implementing a remediation plan to address the material weakness mentioned above. In line with the plan we have implemented enhanced controls to monitor and document privileged access to, and segregation of duties within, the ERP system; and have updated the design of certain process-level controls. However, the weakness will not be considered remediated until all the applicable controls have been implemented and seen to operate for a sufficient period of time.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended June 28, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations may be negatively impacted by the coronavirus disease pandemic
In December 2019, the 2019 novel coronavirus disease (COVID-19) surfaced in Wuhan, China. In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy, resulting in an economic downturn that could impact demand for our products and our ability to produce them. With many countries in 'lockdown', non-essential manufacturers and suppliers have been forced to shut down operations. This has caused disruptions from the temporary closure of third-party supplier and manufacturer facilities and interruptions in product supply. To date the outbreak has resulted in a decline in revenues and profitability as highlighted in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations. While there have been some positive indicators such as lockdown measures being reduced in many countries, the future impact remains highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including global and country-specific actions taken to contain the spread of the coronavirus.

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
July 27, 2020