Form 10-Q
period 2020-09-27
LUXFER HOLDINGS PLC
filed 2020-10-26
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on September 27, 2020, was 27,622,099.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2020	2019	2020	2019
Net sales	$90.4	$107.1	$283.7	$344.0
Cost of goods sold	(72.1)	(81.9)	(222.1)	(257.7)
Gross profit	$18.3	$25.2	$61.6	$86.3
Selling, general and administrative expenses	(9.8)	(11.8)	(34.4)	(42.6)
Research and development	(1.0)	(1.5)	(2.6)	(4.5)
Restructuring charges	(4.3)	(2.6)	(7.9)	(24.3)
Impairment charges	—	—	—	0.2
Acquisition and disposal related costs	—	—	(0.2)	(1.7)
Other income	2.3	—	2.3	—
Other charges	—	(2.7)	—	(2.7)
Operating income	$5.5	$6.6	$18.8	$10.7
Interest expense	(1.2)	(1.3)	(3.5)	(3.5)
Defined benefit pension credit	1.1	0.6	3.3	1.7
Income before income taxes and equity in net income / (loss) of affiliates	$5.4	$5.9	$18.6	$8.9
Provision for income taxes	(2.8)	(0.6)	(5.6)	(4.1)
Income before equity in net income / (loss) of affiliates	$2.6	$5.3	$13.0	$4.8
Equity in net income / (loss) of affiliates (net of tax)	—	0.5	(0.1)	0.7
Net income	$2.6	$5.8	$12.9	$5.5

Earnings per share
Basic	$0.09	$0.21	$0.47	$0.20
Diluted	$0.09	$0.21	$0.46	$0.20
Weighted average ordinary shares outstanding
Basic	27,619,298	27,393,743	27,532,823	27,243,638
Diluted	28,013,706	27,869,416	27,958,942	27,843,525
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Net income	$2.6	$5.8	$12.9	$5.5

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	3.0	(2.5)	(3.7)	(4.7)
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.3 and $0.3 tax, respectively	0.5	0.5	1.4	1.3
Other comprehensive income / (loss), net of tax	3.5	(2.0)	(2.3)	(3.4)

Total comprehensive income	$6.1	$3.8	$10.6	$2.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27,	December 31,
In millions, except share and per-share data	2020	2019
Current assets
Cash and cash equivalents	$14.2	$10.2
Restricted cash	0.7	0.1
Accounts and other receivables, net of allowances of $0.6 and $1.3, respectively	55.9	66.3
Inventories	84.7	94.5
Other current assets	4.3	5.0
Total current assets	$159.8	$176.1
Non-current assets
Property, plant and equipment, net	$92.3	$98.9
Right-of-use assets from operating leases	12.3	14.8
Goodwill	67.5	68.8
Intangibles, net	12.7	13.6
Deferred tax assets	14.6	15.8
Investments and loans to joint ventures and other affiliates	0.4	2.3
Total assets	$359.6	$390.3
Current liabilities
Current maturities of long-term debt and short-term borrowings	$25.0	$—
Accounts payable	23.6	36.4
Accrued liabilities	27.9	25.2
Taxes on income	2.3	0.1
Other current liabilities	14.3	12.3
Total current liabilities	$93.1	$74.0
Non-current liabilities
Long-term debt	$49.7	$91.4
Pensions and other retirement benefits	26.7	35.2
Deferred tax liabilities	2.8	2.5
Other non-current liabilities	10.6	12.8
Total liabilities	$182.9	$215.9
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2020 and 2019; issued and outstanding 29,000,000 shares for 2020 and 2019	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,338,444 shares for 2020 and 2019	149.9	149.9
Additional paid-in capital	70.1	68.4
Treasury shares	(4.0)	(4.0)
Own shares held by ESOP	(1.5)	(1.7)
Retained earnings	87.5	84.8
Accumulated other comprehensive loss	(151.9)	(149.6)
Total shareholders' equity	$176.7	$174.4
Total liabilities and shareholders' equity	$359.6	$390.3
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2020	2019
Operating activities
Net income	$12.9	$5.5
Adjustments to reconcile net income to net cash provided by / (used for) operating activities
Equity in net loss / (income) of affiliates	0.1	(0.7)
Depreciation	10.2	10.4
Amortization of purchased intangible assets	0.6	0.9
Amortization of debt issuance costs	0.4	0.3
Share-based compensation charges	2.1	4.0
Deferred income taxes	0.7	1.5
Gain on disposal of property, plant and equipment	—	(2.9)
Asset impairment charges	—	4.8
Defined benefit pension credit	(3.3)	(1.7)
Defined benefit pension contributions	(2.7)	(5.4)
Changes in assets and liabilities
Accounts and other receivables	9.9	(7.2)
Inventories	8.2	(3.8)
Other current assets	0.7	(1.8)
Accounts payable	(11.9)	(4.8)
Accrued liabilities	3.5	(8.2)
Other current liabilities	4.9	(2.2)
Other non-current assets and liabilities	0.4	(2.3)
Net cash provided by / (used for) operating activities	$36.7	$(13.6)
Investing activities
Capital expenditures	$(6.0)	$(10.3)
Proceeds from sale of property, plant and equipment	—	1.2
Proceeds from sale of businesses and other	1.3	4.6
Net cash used for investing activities	$(4.7)	$(4.5)
Financing activities
Net drawdown of short-term borrowings	$—	$(3.5)
Net (repayment) / drawdown of long-term borrowings	(16.5)	31.7
Deferred consideration paid	(0.4)	(0.5)
Proceeds from sale of shares	1.1	3.3
Share-based compensation cash paid	(1.3)	(4.3)
Dividends paid	(10.2)	(10.2)
Net cash (used for) / from financing activities	$(27.3)	$16.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.4)
Net increase / (decrease)	$4.6	$(2.0)
Cash, cash equivalents and restricted cash; beginning of year	10.3	14.1
Cash, cash equivalents and restricted cash; end of the Third Quarter	14.9	12.1

Supplemental cash flow information:
Interest payments	$3.5	$3.5
Income tax payments	1.6	6.6
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2020	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4
Net income	—	—	—	—	—	—	—	6.2	—	6.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
At March 29, 2020	$26.6	$149.9	$68.2	(0.4)	$(4.0)	(1.1)	$(1.6)	$87.6	$(156.9)	$169.8
Net income	—	—	—	—	—	—	—	4.1	—	4.1
Shares sold from ESOP	—	—	0.9	—	—	—	—	—	—	0.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.5)	—	—	0.1	0.1	—	—	(0.4)
At June 28, 2020	$26.6	$149.9	$69.4	(0.4)	$(4.0)	(1.0)	$(1.5)	$88.3	$(155.4)	$173.3
Net income	—	—	—	—	—	—	—	2.6	—	2.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	3.5	3.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of treasury shares to satisfy share based compensation	—	—	(0.1)	—	—	—	—	—	—	(0.1)
At September 27, 2020	$26.6	$149.9	$70.1	(0.4)	$(4.0)	(1.0)	$(1.5)	$87.5	$(151.9)	$176.7

Ordinary share capital represents 29,000,000 shares in the three quarters of 2020.
Deferred share capital represents 761,835,338,444 shares in the three quarters of 2020.

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2019	$26.6	$149.9	$65.6	(0.4)	$(4.3)	(1.6)	$(2.2)	$95.3	$(146.6)	$184.3
Net loss	—	—	—	—	—	—	—	(3.8)	—	(3.8)
Shares sold from ESOP	—	—	1.3	—	—	0.1	0.1	—	—	1.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	2.3	—	—	—	—	—	—	2.3
Utilization of treasury shares to satisfy share based compensation	—	—	(3.3)	—	—	0.1	0.2	—	—	(3.1)
At March 31, 2019	$26.6	$149.9	$65.9	(0.4)	$(4.3)	(1.4)	$(1.9)	$88.1	$(144.5)	$179.8
Net income	—	—	—	—	—	—	—	3.5	—	3.5
Shares sold from ESOP	—	—	1.8	—	—	0.1	0.1	—	—	1.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.2)	—	—	0.1	0.1	—	—	(1.1)
At June 30, 2019	$26.6	$149.9	$67.3	(0.4)	$(4.3)	(1.2)	$(1.7)	$88.2	$(148.0)	$178.0
Net income	—	—	—	—	—	—	—	5.8	—	5.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.6	—	—	—	—	—	—	0.6
Utilization of treasury shares to satisfy share based compensation	—	—	(0.1)	—	0.3	—	—	—	—	0.2
At September 29. 2019	$26.6	$149.9	$67.8	(0.4)	$(4.0)	(1.2)	$(1.7)	$90.6	$(150.0)	$179.2

Ordinary share capital represents 29,000,000 shares in the three quarters of 2019.
Deferred share capital represents 761,835,338,444 shares in the three quarters of 2019.

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Third Quarter 2020, ended on September 27, 2020, and the Third Quarter 2019, ended on September 29, 2019.
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
The Company recognized that the COVID-19 pandemic constituted a triggering event in accordance with ASC 350 Intangibles - Goodwill and Other, during the First Quarter of 2020 and therefore performed an impairment assessment of its goodwill and other intangible assets. Based on the forecast at that time, we did not identify any impairments, nor marginal outcomes. A re-forecast was performed in July and October, which took into account the impact COVID-19 has had on our second and third quarter results. The re-forecast did not change our assessment of fair value, with no impairments nor marginal outcomes identified. Assumptions and judgments are required in calculating the fair value of the reporting units. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions and judgments may change as we learn more about the impact of the COVID-19 pandemic.
In relation to liquidity, the Company has access to a revolving credit facility (see Note 10) and has performed stress testing on financial covenants using current forecast information and has not identified any liquidity concerns.

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
As a result of implementing ASU 2016-13, the Company did not recognize any material additional allowance within Accounts and Other Receivables as at January 1, 2020. Accounts and Other Receivables are shown net of a $0.6 million allowance at September 27, 2020.
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

	2020
In millions	QTD	YTD
Balance at June 28, / January 1,	$1.6	$1.3
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—
Provisions for expected credit losses	(1.0)	(0.6)
Other, including foreign currency translation	—	(0.1)
Balance at September 27,	$0.6	$0.6

Accounting standards issued but not yet effective
None that will be material to the Company.

2.    Earnings per share

Basic earnings per share are computed by dividing net income or loss for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of ordinary shares outstanding, net of Treasury shares, shares held in ESOP and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2020	2019	2020	2019
Basic earnings:
Net income	$2.6	$5.8	$12.9	$5.5
Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,619,298	27,393,743	27,532,823	27,243,638
Dilutive effect of potential common stock	394,408	475,673	426,119	599,887
For diluted earnings per share	28,013,706	27,869,416	27,958,942	27,843,525
Earnings per share using weighted average number of ordinary shares outstanding:
Basic earnings per ordinary share	$0.09	$0.21	$0.47	$0.20
Diluted earnings per ordinary share	$0.09	$0.21	$0.46	$0.20

3.    Net Sales
Disaggregated sales disclosures for the quarter and year-to-date ended September 27, 2020, and September 29, 2019, are included below and in Note 14, Segmental Information.

	Third Quarter
	2020			2019
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$11.5	$20.0	$31.5	$10.1	$29.0	$39.1
Transportation	16.5	9.9	26.4	20.8	11.9	32.7
Defense, First Response & Healthcare	17.0	15.5	32.5	23.3	12.0	35.3
	$45.0	$45.4	$90.4	$54.2	$52.9	$107.1

	Year-to-date
	2020			2019
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$34.3	$65.6	$99.9	$34.2	$88.1	$122.3
Transportation	53.9	29.7	83.6	65.8	48.2	114.0
Defense, First Response & Healthcare	59.8	40.4	100.2	70.7	37.0	107.7
	$148.0	$135.7	$283.7	$170.7	$173.3	$344.0

3.    Net Sales (continued)
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Design and tooling arrangements are the only contracts for which sales are recognized over time. Sales from these sources combined accounted for less than 1% of the Company’s sales for the quarters and year-to-date ended September 27, 2020, and September 29, 2019. All consideration from contracts with customers is included in these amounts.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

In millions	September 27, 2020	December 31, 2019
Contract receivables	$1.1	$1.7
Contract assets	0.2	1.3
Contract liabilities	(0.2)	(0.5)
Contract assets consist of $0.2 million accrued unbilled amounts relating to tooling revenue and are recognized in prepayments and accrued income in the consolidated balance sheets. Of the $1.3 million contract assets recognized as of December 31, 2019, $1.2 million was billed to customers and transferred to receivables as of September 27, 2020.
Contract liabilities of $0.2 million consist of advance payments and billing above costs incurred and are recognized as other current liabilities. Significant changes in contract liabilities balances during the period are as follows:

In millions	2020
As at January 1,	$(0.5)
Net (payments received) / amounts billed	(0.6)
Net (costs incurred) / revenue recognized	0.9
As at September 27,	$(0.2)

4.    Restructuring
During the Third Quarter of 2020 we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The $4.3 million restructuring charge in the Third Quarter of 2020 was predominantly ($3.3 million) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefit costs, and associated legal and professional fees. There was an additional $1.0 million of one-time employee benefit expense resulting from actions to reduce our fixed cost-base in light of the COVID-19 pandemic.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Severance and related costs
Gas Cylinders segment	$3.4	$2.3	$6.8	$18.9
Elektron segment	0.9	0.3	1.0	0.4
Other	—	—	0.1	—
	$4.3	$2.6	$7.9	$19.3
Asset impairments
Gas Cylinders segment	$—	$—	$—	$0.6
Elektron segment	—	—	—	4.4
	$—	$—	$—	$5.0
Total restructuring charges	$4.3	$2.6	$7.9	$24.3

4.    Restructuring (continued)
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2020
Balance at January 1,	$6.5
Costs incurred	7.9
Cash payments and other	(5.0)
Balance at September 27,	$9.4
5.    Acquisition and disposal related gains / (costs)
Acquisition-related costs of $0.2 million were incurred during the First Quarter of 2020 and represents amounts incurred in relation to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

In July 2020 we sold our 51% investment in Luxfer Uttam India Private Limited to our joint venture partner resulting in a gain on sale of less than $0.1 million.

The net $1.7 million charge for the first nine-months of 2019 was in relation to a $2.9 million gain in the Second Quarter of 2019 related to the sale of Magnesium Elektron CZ s.r.o. This gain was offset by a $4.6 million charge in the First Quarter of 2019 in relation to reimbursement of costs following the terminated Neo acquisition.
6.    Other income
Other income of $2.3 million for the Third Quarter of 2020 represents payments received from a European automotive customer for compensation in relation to a contribution of loss and product volumes relating to our Gas Cylinders segment.

7.    Other charges
Other charges of $2.7 million incurred in the Third Quarter of 2019 were the result of the Company's decision to commence a project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at its Manchester, UK site. The work represents remediation of a legacy environmental issue and is expected to complete in the first quarter of 2021 but with no significant further costs envisaged.

8.    Supplementary balance sheet information

	September 27,	December 31,
In millions	2020	2019
Accounts and other receivables
Trade receivables	$45.2	$52.4
Related parties	0.1	2.7
Prepayments and accrued income	6.4	6.7
Derivative financial instruments	0.1	0.3
Deferred consideration	0.5	—
Other receivables	3.6	4.2
Total accounts and other receivables	$55.9	$66.3
Inventories
Raw materials and supplies	$30.0	$33.4
Work-in-process	26.4	32.2
Finished goods	28.3	28.9
Total inventories	$84.7	$94.5
Other current assets
Held-for-sale assets	$3.7	$3.9
Income tax receivable	0.6	1.1
Total other current assets	$4.3	$5.0
Property, plant and equipment, net
Land, buildings and leasehold improvements	$70.3	$68.1
Machinery and equipment	285.5	287.7
Construction in progress	6.9	8.9
Total property, plant and equipment	362.7	364.7
Accumulated depreciation and impairment	(270.4)	(265.8)
Total property, plant and equipment, net	$92.3	$98.9
Other current liabilities
Contingent liabilities	$9.5	$6.6
Derivative financial instruments	0.1	—
Operating lease liability	3.0	3.3
Other current liabilities	1.7	2.4
Total other current liabilities	$14.3	$12.3
Other non-current liabilities
Contingent liabilities	$1.0	$0.9
Operating lease liability	9.5	11.7
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$10.6	$12.8

8.    Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities

Held-for-sale assets	September 27,	December 31,
In millions	2020	2019
Property, plant and equipment	$3.7	$3.7
Inventory	—	0.2
Held-for-sale assets	$3.7	$3.9
During 2018, a building within our Elektron Segment was classified as held-for-sale assets, presented within other current assets. The building was part of a site closure announced in 2017 and was readily available for sale at December 31, 2018. As a result of delays, extended as a result of COVID-19, the site at Riverhead, NY is now expected to be sold during the first half of 2021 and is included within held-for-sale assets as of September 27, 2020 and December 31, 2019.

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first three-quarters ended September 27, 2020, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2020	$27.0	$41.8	$68.8
Exchange difference	(0.8)	(0.5)	(1.3)
Balance at September 27, 2020	$26.2	$41.3	$67.5
Identifiable intangible assets consisted of the following:

	September 27, 2020			December 31, 2019
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(5.0)	$8.4	$13.4	$(4.6)	$8.8
Technology and trading related	7.7	(3.4)	4.3	8.1	(3.3)	4.8
	$21.1	$(8.4)	$12.7	$21.5	$(7.9)	$13.6
Identifiable intangible asset amortization expense was $0.6 million and $0.9 million for the first three-quarters of 2020 and 2019 respectively.
Intangible asset amortization expense during the remainder of 2020 and over the next five years is expected to be approximately $0.1 million in 2020, $0.7 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $0.7 million in 2024 and $0.7 million in 2025.

10.    Debt

Debt outstanding was as follows:

In millions	September 27, 2020	December 31, 2019
3.67% Loan Notes due 2021	$25.0	$25.0
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	—	17.5
Unamortized debt issuance costs	(0.3)	(1.1)
Total debt	$74.7	$91.4
Less current portion	$(25.0)	$—
Non-current debt	$49.7	$91.4
Unamortized debt issuance costs of $0.5 million associated with the revolving credit facility have been reclassified into other receivables, presented within Accounts and other receivables, for the third quarter 2020 given the the balance of the facility is nil.
The weighted-average interest rate on the revolving credit facility was 2.16% for the Third Quarter of 2020 and 2.47% for the full-year 2019.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Loan Notes due 2021	$—	$25.0	$—	$—	$—	$—	$—	$25.0
Loan Notes due 2023	—	—	—	25.0	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	—	25.0	25.0
Revolving credit facility	—	—	—	—	—	—	—	—
Total debt	$—	$25.0	$—	$25.0	$—	$—	$25.0	$75.0
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to September 27, 2020.
The Loan Notes due 2021, 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the Third Quarter of 2020, we repaid $16.5 million on the Revolving Credit Facility and the balance outstanding at September 27, 2020, was nil, and at December 31, 2019, was $17.5 million, with $150.0 million undrawn at September 27, 2020, $132.5 million at December 31, 2019.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 27, 2020.

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
The effective income tax rate for the 39-week period ended September 27, 2020, was 30.1%, compared to 42.7% for the 39-week period ended September 29, 2019. The 2020 tax rate has been affected by the reduction in the Canadian tax rate which is applied to deferred tax assets. However, there is no material change to our cash tax rate as a result of these items. The 2019 rate was affected by the impact of non-deductible expenses related to the aborted acquisition of Neo Performance Materials and restructuring activities. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

12.    Share Plans

Total share-based compensation expense for the three-quarters ended September 27, 2020, and September 29, 2019, was as follows:

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Total share-based compensation charges	$0.8	$0.6	$2.1	$4.0

In March 2020, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 130,000 and the weighted average fair value of options granted in 2020 was estimated to be $11.30 per share.
In May 2020, we issued additional share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was 2,000 and the weighted average fair value of options granted in 2020 was estimated to be $13.13 per share.
In June 2020, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 27,280 and the weighted-average fair value of options granted was estimated to be $13.38 per share.
In September 2020, we issued additional share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 4,000 and the weighted average fair value of options granted was estimated to be $11.84 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2020 and the year-ended December 31, 2019:

	2020	2019
Dividend yield (%)	3.39 - 4.09	2.10
Expected volatility range (%)	36.48 - 56.28	35.06 - 44.20
Risk-free interest rate (%)	0.16 - 0.49	0.74 - 2.52
Expected life of share options range (years)	0.50 - 4.00	0.50 - 4.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Dividends declared and paid during the year:
Interim dividend paid February 6, 2019 ($0.125 per ordinary share)	$—	$—	$—	$3.4
Interim dividend paid May 1, 2019 ($0.125 per ordinary share)	—	—	—	3.4
Interim dividend paid August 7, 2019 ($0.125 per ordinary share)	—	3.4	—	3.4
Interim dividend paid February 5, 2020 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid May 6, 2020 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid August 5, 2020 ($0.125 per ordinary share)	3.4	—	3.4	—
	$3.4	$3.4	$10.2	$10.2

In millions	2020	2019
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 3, and paid November 6, 2019: ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared October 5, and to be paid November 4, 2020: ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA1 and adjusted EBITDA, which we define as segment income and are based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment; restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration.
1 Adjusted EBITA is adjusted EBITDA less depreciation

14.    Segmental Information (continued)
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Third Quarter and year-to-date ended September 27, 2020, and September 29, 2019, is included in the following summary:

	Net sales				Adjusted EBITDA
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Gas Cylinders segment	$45.0	$54.2	$148.0	$170.7	$7.6	$6.3	$16.2	$17.9
Elektron segment	45.4	52.9	135.7	173.3	6.6	10.4	23.5	37.5
Consolidated	$90.4	$107.1	$283.7	$344.0	$14.2	$16.7	$39.7	$55.4

	Depreciation and amortization				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Gas Cylinders segment	$1.2	$1.3	$3.6	$4.1	$3.4	$2.3	$6.8	$19.5
Elektron segment	2.4	2.3	7.2	7.2	0.9	0.3	1.0	4.8
Other	—	—	—	—	—	—	0.1	—
Consolidated	$3.6	$3.6	$10.8	$11.3	$4.3	$2.6	$7.9	$24.3

	Total assets		Capital expenditures
	September 27,	December 31,	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019	2020	2019
Gas Cylinders segment	$134.5	$156.0	$0.7	$0.5	$1.7	$2.9
Elektron segment	190.5	200.8	0.9	0.3	3.4	8.2
Other	34.6	33.5	—	—	—	—
Consolidated	$359.6	$390.3	$1.6	$0.8	$5.1	$11.1

	Property, plant and equipment, net
	September 27,	December 31,
In millions	2020	2019
United States	$53.1	$57.3
United Kingdom	34.2	36.7
Canada	3.6	3.6
France	1.1	1.0
Asia Pacific	0.3	0.3
	$92.3	$98.9

14.    Segmental Information (continued)
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Adjusted EBITDA	$14.2	$16.7	$39.7	$55.4
Other share-based compensation charges	(0.8)	(0.6)	(2.1)	(4.0)
Depreciation and amortization	(3.6)	(3.6)	(10.8)	(11.3)
Unwind discount on deferred consideration	—	(0.1)	—	(0.2)
Restructuring charges	(4.3)	(2.6)	(7.9)	(24.3)
Impairment charges	—	—	—	0.2
Acquisition and disposal related gains / (costs)	—	—	(0.2)	(1.7)
Other charges (2)	—	(2.7)	—	(2.7)
Defined benefits pension credit	1.1	0.6	3.3	1.7
Interest expense, net	(1.2)	(1.3)	(3.5)	(3.5)
Provision for income taxes	(2.8)	(0.6)	(5.6)	(4.1)
Net income	$2.6	$5.8	$12.9	$5.5

The following tables present certain geographic information by geographic region for the Third Quarter ended September 27, 2020, and September 29, 2019:

	Net Sales(3)
	Third Quarter				Year-to-date
	2020		2019		2020		2019
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$49.4	54.7%	$58.0	54.1%	$159.3	56.1%	$182.4	52.9%
U.K.	5.4	6.0%	7.9	7.4%	18.5	6.5%	28.5	8.3%
France	5.0	5.5%	3.5	3.3%	14.1	5.0%	12.9	3.8%
Italy	2.6	2.9%	5.1	4.8%	11.4	4.0%	16.8	4.9%
Germany	3.1	3.4%	4.2	3.9%	11.1	3.9%	18.2	5.3%
Top five countries	$65.5	72.5%	$78.7	73.6%	$214.4	75.5%	$258.8	75.2%
Rest of Europe	5.9	6.5%	8.6	8.0%	18.3	6.5%	30.5	8.9%
Asia Pacific	12.5	13.8%	13.0	12.1%	34.5	12.2%	37.3	10.8%
Other (4)	6.5	7.2%	6.8	6.3%	16.5	5.8%	17.4	5.1%
	$90.4		$107.1		$283.7		$344.0
(2) Other charges relates to an expense incurred in relation to the Company's decision to commence a project to remove low-level          naturally occurring radioactive material.
(3) Net sales are based on the geographic destination of sale.
(4) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $150.0 million at September 27, 2020 and December 31, 2019. Of these committed facilities, nothing was drawn at September 27, 2020, and $17.5 million at December 31, 2019.

The Company had a separate (uncommitted) facility for letters of credit which at September 27, 2020, was £1.0 million ($1.3 million) and December 31, 2019, was £1.0 million ($1.3 million). None of these were utilized at September 27, 2020 and December 31, 2019 respectively.

The Company also has two separate (uncommitted) bonding facilities for bank guarantees; one denominated in GBP sterling of £4.5 million (2020: $5.7 million, 2019: $5.9 million), and one denominated in USD of $1.5 million (2019: $0.4 million). Of that denominated in GBP, £1.2 million ( $1.5 million) and £1.6 million ($2.3 million) was utilized at September 27, 2020, and December 31, 2019, respectively. Of that dominated in USD, $0.8 million was utilized in September 27, 2020 and was fully utilized at December 31, 2019.

The Company also has a $4.0 million (December 31, 2019: nil) separate overdraft facility of which none was drawn at September 27, 2020.

Capital commitments

At September 27, 2020, the Company had capital expenditure commitments of $0.8 million for the acquisition of new plant and equipment.

Inventory commitments

None
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
None material.

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

At this time, Luxfer continues to operate all of its facilities, following temporary closures at a small number of locations earlier in the year. However, due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the continued spread of COVID-19, Luxfer has temporarily reduced capacity at certain facilities and has implemented additional cost saving programs, including headcount reductions as a direct response to the impact of the pandemic. As the situation evolves and if warranted, the Company may suspend or reduce operations at additional facilities.

Luxfer’s third quarter results continue to reflect the global macro environment resulting from the COVID-19 pandemic, including broad-based market weakness, which is especially evident in our industrial and transportation end-markets. Our industrial and transportation end-markets have declined 19.4% and 19.3%, respectively, in the third quarter of 2020 and 18.3% and 26.7%, respectively, in the first nine months, relative to the same period in the prior year. However, the Company has a strong balance sheet and access to an existing $150 million credit facility, which was not drawn on at the end of the third quarter following strong cash generation in the quarter. Furthermore, as our net debt to EBITDA ratio has fallen to 1.1x at the end of the third quarter (from 1.5x at the end of the second quarter), we have identified no issues in relation to financial covenants nor availability of funding for continued operations. We continue to learn more about the impact of the COVID-19 pandemic, and these assumptions and judgments may change over time.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Third Quarter of 2020 and 2019 of Luxfer were as follows:

	Third Quarter		% / point change
In millions	2020	2019	2020 v 2019
Net sales	$90.4	$107.1	(15.6)%
Cost of goods sold	(72.1)	(81.9)	(12.0)%
Gross profit	18.3	25.2	(27.4)%
% of net sales	20.2%	23.5%	(3.3)
Selling, general and administrative expenses	(9.8)	(11.8)	(16.9)%
% of net sales	10.8%	11.0%	(0.2)
Research and development	(1.0)	(1.5)	(33.3)%
% of net sales	1.1%	1.4%	(0.3)
Restructuring charges	(4.3)	(2.6)	65.4%
% of net sales	4.8%	2.4%	2.4
Other income	2.3	—	n/a
% of net sales	(2.5)%	—%	(2.5)
Other charges	—	(2.7)	n/a
% of net sales	—%	2.5%	(2.5)
Operating income	$5.5	$6.6	(16.7)%
% of net sales	6.1%	6.2%	(0.1)
Net interest expense	(1.2)	(1.3)	(7.7)%
% of net sales	1.3%	1.2%	0.1
Defined benefit pension credit	1.1	0.6	83.3%
% of net sales	1.2%	0.6%	0.6
Income before income taxes and equity in net income of affiliates	$5.4	$5.9	(8.5)%
% of net sales	6.0%	5.5%	0.5
Provision for income taxes	(2.8)	(0.6)	366.7%
Effective tax rate	51.9%	10.2%	41.7
Income before equity in net income of affiliates	$2.6	$5.3	(50.9)%
% of net sales	2.9%	4.9%	(2.0)
Equity in income of unconsolidated affiliates (net of tax)	—	0.5	n/a
% of net sales	—%	0.5%	(0.5)
Net income	$2.6	$5.8	(55.2)%
% of net sales	2.9%	5.4%	(2.5)

The consolidated results of operations for the three-quarters ended September 27, 2020 and September 29, 2019 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2020	2019	2020 v 2019
Net sales	$283.7	344.0	(17.5)%
Cost of goods sold	(222.1)	(257.7)	(13.8)%
Gross profit	61.6	86.3	(28.6)%
% of net sales	21.7%	25.1%	(3.4)
Selling, general and administrative expenses	(34.4)	(42.6)	(19.2)%
% of net sales	12.1%	12.4%	(0.3)
Research and development	(2.6)	(4.5)	(42.2)%
% of net sales	0.9%	1.3%	(0.4)
Restructuring charges	(7.9)	(24.3)	(67.5)%
% of net sales	2.8%	7.1%	(4.3)
Impairment charges	—	0.2	(100.0)%
% of net sales	—%	(0.1)%	0.1
Acquisition and disposal related costs	(0.2)	(1.7)	(88.2)%
% of net sales	0.1%	(0.5)%	0.6
Other income	2.3	—	n/a
% of net sales	0.8%	—%	0.8
Other charges	—	(2.7)	n/a
% of net sales	—%	0.8%	(0.8)
Operating income	18.8	10.7	175.7%
% of net sales	6.6%	3.1%	3.5
Net interest expense	(3.5)	(3.5)	0.0%
% of net sales	1.2%	1.0%	0.2
Defined benefit pension credit	3.3	1.7	94.1%
% of net sales	1.2%	0.5%	0.7
Income before income taxes and equity in net income / (loss) of affiliates	18.6	8.9	109.0%
% of net sales	6.6%	2.6%	4.0
Provision for income taxes	(5.6)	(4.1)	36.6%
Effective tax rate	30.1%	46.1%	(16.0)
Income / (loss) before equity in net income / (loss) of affiliates	13.0	4.8	n/a
% of net sales	4.6%	1.4%	3.2
Equity in income / (loss) of unconsolidated affiliates (net of tax)	(0.1)	0.7	n/a
% of net sales	—%	0.2%	(0.2)
Net income / (loss)	$12.9	$5.5	n/a
% of net sales	4.5%	1.6%	2.9

Net sales
The 15.6% and 17.5% decrease in consolidated net sales in the third quarter and first nine months, respectively, of 2020 from 2019 was heavily influenced by the economic downturn resulting from the COVID-19 pandemic, with the adverse impact most pronounced across the industrial and transportation end markets, including:
•Decreased sales of magnesium aerospace alloys, zirconium catalysis materials and SoluMag® alloy in our Elektron Division;
•Decreased sales of photo-engraving plates in our Elektron Division;
•Lower Superform tooling and formed part sales, predominantly to European luxury automotive customers impacted by temporary facility shutdowns earlier in the year; and
•Decreased sales of aluminum cylinders for industrial use and lower sales of SCBA composite cylinders.
These decreases were partially offset by growth in sales in the third quarter of chemical response kits and heater meals in our Elektron Division.
Alternative Fuels cylinder sales in the Gas Cylinders Division returned to growth relative to the prior year.

Gross profit
The 3.3 and 3.4 percentage point decrease in gross profit as a percentage of sales in the third quarter and first nine months, respectively of 2020 from 2019 was primarily the result of adverse product sales mix.
These adverse factors were partially offset by the impact of productivity improvements in Luxfer Gas Cylinders Europe, following closure of the French operation in 2019 and transfer of production to the U.K. and U.S.A.

Selling, general and administrative expenses ("SG&A")
The 0.2 percentage point increase in SG&A costs as a percentage of sales in the third quarter of 2020 from 2019 was primarily the result of the COVID led fall in revenue not being fully matched by cost reductions.
SG&A as a percentage of sales was relatively unchanged in the first nine-months of 2020 from 2019.

Research and development costs
Research and development costs as a percentage of sales reduced by 0.3 and 0.4 percentage points in the third quarter and first nine months of 2020 relative to 2019 respectively as a result of project delays resulting from COVID.

Restructuring charges
The $4.3 million and $7.9 million restructuring charge in the third quarter and first nine months of 2020 was predominantly ($3.3 million and $6.5 million respectively) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits and associated legal and professional fees. In addition we have incurred one-time employee benefit expense in relation to COVID-led cost saving programs largely affecting our Elektron Division, of $1.0 million and $1.2 million in the third quarter and first nine months of 2020 respectively.
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

Impairment charges
The impairment credit of $0.2 million in the first nine months of 2019 reflects a fair value adjustment to the held-for-sale assets in the Elektron segment.

Acquisition and disposal related costs
Net costs of $0.2 million incurred in the first nine months of 2020 include amounts incurred in relation to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

In July 2020 we sold our 51% investment in Luxfer Uttam India Private Limited to the JV partner. Allowing for legal costs we generated a profit on disposal of less than $0.1 million.

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

Other income
Other income of $2.3 million for the Third Quarter of 2020 represents payments received from a European automotive customer for compensation in relation to contribution of loss and product volumes relating to our Gas Cylinders segment. This item has been included in adjusted net income and adjusted earnings per share as the compensation relates to a current customer and an existing line of business.

Other charges
Other charges of $2.7 million incurred in the Third Quarter of 2019 were the result of the Company's decision to commence a project to remove low-level naturally occurring radioactive material (NORM) from a redundant building at its Manchester, UK site. The work represents remediation of a legacy environmental issue and as such has been excluded from adjusted net income and adjusted earnings per share. It is expected to complete in the first quarter of 2021 but with no significant further costs envisaged.

Net interest expense
Net interest expense in 2020 from 2019 decreased by $0.1 million in the quarter and was flat in the first nine months of the year.

Defined benefit pension credit
The $0.5 million and $1.6 million increase in defined benefit pension credit to $1.1 million and $3.3 million in the third quarter and first nine months of 2020 from $0.6 million and $1.7 million in 2019 is primarily due to the combined effect on the U.K. plan of a reduction in the discount rate and lower inflation, partially offset by lower projected asset returns.
Provision for income taxes
The movement in the statutory effective tax rate from 46.1% in 2019, to 30.1% in 2020, was primarily due to non-deductible restructuring activities in 2020 and 2019 and non-deductible expenses related to the aborted acquisition in the prior year. When stripping out the effect of these expenses, the adjusted effective tax rate has increased to 23.1% in 2020 from 19.0% in 2019 largely as a result of tax rate changes affecting the valuation of net operating loss deferred tax assets.

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

	Third Quarter		Year-to-date
In millions except per share data	2020	2019	2020	2019
Net income	$2.6	$5.8	$12.9	$5.5
Accounting charges relating to acquisitions and disposals of businesses:
Unwind of discount on deferred consideration	—	0.1	—	0.2
Amortization on acquired intangibles	0.2	0.3	0.6	0.9
Acquisition and disposal related (gains) / costs	—	—	0.2	1.7
Defined benefit pension credit	(1.1)	(0.6)	(3.3)	(1.7)
Restructuring charges	4.3	2.6	7.9	24.3
Impairment charges	—	—	—	(0.2)
Other charges (1)	—	2.7	—	2.7
Share-based compensation charges	0.8	0.6	2.1	4.0
Income tax on adjusted items	0.1	(1.5)	(0.4)	(3.8)
Adjusted net income	$6.9	$10.0	$20.0	$33.6

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.09	$0.21	$0.46	$0.20
Impact of adjusted items	0.16	0.15	0.26	1.01
Adjusted diluted earnings per ordinary share(1)	$0.25	$0.36	$0.72	$1.21
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Adjusted net income	$6.9	$10.0	$20.0	$33.6
Add back:
Income tax on adjusted items	(0.1)	1.5	0.4	3.8
Provision for income taxes	2.8	0.6	5.6	4.1
Net finance costs	1.2	1.3	3.5	3.5
Adjusted EBITA	$10.8	$13.4	$29.5	$45.0
Depreciation	3.4	3.3	10.2	10.4
Adjusted EBITDA	$14.2	$16.7	$39.7	$55.4

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Third Quarter		Year-to-date
In millions	2020	2019	2020	2019
Adjusted net income	$6.9	$10.0	$20.0	$33.6
Add back:
Income tax on adjusted items	(0.1)	1.5	0.4	3.8
Provision for income taxes	2.8	0.6	5.6	4.1
Adjusted income before income taxes	$9.6	$12.1	$26.0	$41.5
Adjusted provision for income taxes	2.7	2.1	6.0	7.9
Adjusted effective tax rate	28.1%	17.4%	23.1%	19.0%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment; restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 14 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2020	2019	2020 v 2019	2020	2019	2020 v 2019
Net sales	$45.0	$54.2	(17.0)%	$148.0	$170.7	(13.3)%
Adjusted EBITDA	7.6	6.3	20.6%	16.2	17.9	(9.5)%
% of net sales	16.9%	11.6%	5.3	10.9%	10.5%	0.4
Net sales
The 17.0% and 13.3% decrease in Gas Cylinders sales in the third quarter and first nine months, respectively, of 2020 from 2019 was primarily the result of COVID-19 related disruption marked by temporary customer shutdowns, including:
•Decreased sales of Superform tooling and formed parts;
•Decreased sales of composite and aluminum cylinders; and
•Decreased sales of SCBA composite cylinders.
Alternative Fuels cylinder sales have returned to growth in the third quarter relative to the prior year.
Adjusted EBITDA
The 5.3 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the third quarter of 2020 from 2019 was primarily the result of:
•Received compensation in relation to a contribution of loss and product volumes from an automotive customer; and
•Productivity improvements and cost savings.
This was partially offset by adverse product mix.
Adjusted EBITDA as a percentage of net sales was relatively flat (0.4 percentage point increase) in the first nine months relative to the prior year.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2020	2019	2020 v 2019	2020	2019	2020 v 2019
Net sales	$45.4	$52.9	(14.2)%	$135.7	$173.3	(21.7)%
Adjusted EBITDA	6.6	10.4	(36.5)%	23.5	37.5	(37.3)%
% of net sales	14.5%	19.7%	(5.2)	17.3%	21.6%	(4.3)
Net sales
The 14.2% and 21.7% decrease in Elektron sales in the third quarter and first nine months, respectively, of 2020 from 2019 was primarily the result of COVID-19 related disruption to the industrial and transportation end markets, especially:
•Decreased sales of zirconium-based industrial catalysts;
•Decreased sales of automotive catalysts in the first nine months;
•Lower sales of SoluMag® alloy and magnesium aerospace alloys; and
•Lower sales of photo-engraving plates.

Adjusted EBITDA
The 5.2 and 4.3 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the third quarter and first nine-months, respectively of 2020 from 2019 was primarily the result of the impact of COVID-19 related reduction in volumes more than offsetting associated cost saving measures. This was further impacted by adverse product sales mix.

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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011 to September 27, 2020.
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
Cash Flows
Operating activities
Cash provided by operating activities was $36.7 million for the year-to-date in 2020. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash used in operating activities was $13.6 million in the first nine months of 2019. It was primarily related to net loss from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $4.7 million for the first nine months of 2020, compared to net cash used for investing activities of $4.5 million in 2019. The movement was due to the impact of the higher proceeds from the sale of businesses in 2019, partially offset by a decrease in capital expenditures in the current year which were $6.0 million and $10.3 million, for the first nine-months of 2020, and 2019, respectively. We anticipate capital expenditures for fiscal 2020 to be approximately $10 million.
Financing activities
In the first nine months of 2020, net cash used for financing activities was $27.3 million (2019: $16.5 million inflow). We made net repayments on our banking facilities of $16.5 million (2019: $31.7 million drawdown) and dividend payments of $10.2 million (2019: $10.2 million), equating to $0.375 per ordinary share. We received $1.1 million (2019: $3.3 million) in relation to proceeds from sales of shares and paid out $1.3 million (2019: $4.3 million) in settling share based compensation.
Capital Resources
Dividends
We paid year-to-date dividends in 2020 of $10.2 million (2019: $10.2 million year-to-date), or $0.375 per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2021	$25.0	$25.0	$—	$—	$—
Loan Notes due 2023	25.0	—	25.0	—	—
Loan Notes due 2026	25.0	—	—	—	25.0
Obligations under operating leases	19.1	3.6	4.2	2.4	8.9
Capital commitments	0.8	0.8	—	—	—
Purchase commitments	1.0	0.6	0.4	—	—
Interest payments	11.4	3.4	4.6	2.5	0.9
Total contractual cash obligations	$107.3	$33.4	$34.2	$4.9	$34.8

Off-balance sheet measures
At September 27, 2020, we had no off-balance sheet arrangements other than the to bonding facilities disclosed in Note 15.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the three quarters ended September 27, 2020, except for the impact of COVID-19, which is addressed as a specific risk factor in ITEM-1A in Part II of this filing. For additional information, refer to Item 7A of our 2019 Annual Report on Form 10-K, filed with the SEC on March 9, 2020.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 27, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2020, as a result of the material weakness described in Item 9A of the Form 10-K filed with the SEC on March 9, 2020 not having been fully remediated by the second quarter of 2020.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended September 27, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations may be negatively impacted by the coronavirus disease pandemic
In December 2019, the 2019 novel coronavirus disease (COVID-19) surfaced in Wuhan, China. In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy, resulting in an economic downturn that could impact demand for our products and our ability to produce them. With many countries affected, there have been widespread disruptions from the temporary closure of third-party supplier and manufacturer facilities and interruptions in product supply. To date the outbreak has resulted in a decline in revenues and profitability as highlighted in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations. While there have been some positive indicators such as restrictive measures being reduced in many countries and the reopening of temporarily closed facilities, the future impact remains highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including global and country-specific actions taken to contain the spread of the coronavirus.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended September 27, 2020, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
October 26, 2020