Form 10-Q
period 2021-03-28
LUXFER HOLDINGS PLC
filed 2021-04-26
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on March 28, 2021, was 27,817,947.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per-share data	2021	2020
Net sales	$85.2	$88.4
Cost of goods sold	(60.0)	(64.3)
Gross profit	25.2	24.1
Selling, general and administrative expenses	(10.6)	(11.4)
Research and development	(0.8)	(0.7)
Restructuring charges	(1.4)	(2.8)
Acquisition-related costs	(0.2)	(0.2)
Other charges	(1.1)	—
Operating income	11.1	9.0
Interest expense	(0.8)	(1.2)
Defined benefit pension credit	0.6	1.1
Income before income taxes	10.9	8.9
Provision for income taxes	(2.3)	(1.7)
Net income from continuing operations	8.6	7.2

Net loss from discontinued operations, net of tax	(1.6)	(1.0)
Gain on disposition of discontinued operations, net of tax	7.5	—
Net income / (loss) from discontinued operations	$5.9	$(1.0)

Net income	$14.5	$6.2

Earnings / (loss) per share
Basic from continuing operations	$0.31	$0.26
Basic from discontinued operations	$0.21	$(0.04)
Basic	$0.52	$0.23

Diluted from continuing operations	$0.31	$0.26
Diluted from discontinued operations	$0.21	$(0.04)
Diluted	$0.52	$0.22

Weighted average ordinary shares outstanding
Basic	27,658,871	27,440,423
Diluted	28,057,323	27,894,058

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	First Quarter
In millions	2021	2020
Net income	$14.5	$6.2

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	0.9	(7.6)
Pension and post-retirement actuarial gains, net of $0.1 and $0.1 tax, respectively	0.6	0.3
Other comprehensive income / (loss), net of tax	1.5	(7.3)

Total comprehensive income / (loss)	$16.0	$(1.1)

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28,	December 31,
In millions, except share and per-share data	2021	2020
Current assets
Cash and cash equivalents	$31.8	$1.5
Accounts and other receivables, net of allowances of $0.5 and $0.5, respectively	56.0	43.1
Inventories	75.6	68.8
Current assets held-for-sale	20.7	36.0
Other current assets	1.1	1.5
Total current assets	$185.2	$150.9
Non-current assets
Property, plant and equipment, net	$93.9	$86.0
Right-of-use assets from operating leases	9.0	9.5
Goodwill	70.5	70.2
Intangibles, net	12.7	12.8
Deferred tax assets	16.6	16.5
Investments and loans to joint ventures and other affiliates	0.5	0.5
Total assets	$388.4	$346.4
Current liabilities
Accounts payable	$27.7	$18.6
Accrued liabilities	23.7	21.5
Taxes on income	4.4	0.4
Current liabilities held-for-sale	7.3	11.4
Other current liabilities	14.0	13.5
Total current liabilities	$77.1	$65.4
Non-current liabilities
Long-term debt	$73.0	$53.4
Pensions and other retirement benefits	48.4	50.8
Deferred tax liabilities	2.8	2.0
Other non-current liabilities	8.2	7.7
Total liabilities	$209.5	$179.3
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2021 and 2020; issued and outstanding 29,000,000 shares for 2021 and 2020	$26.6	$26.6
Deferred shares of £0.0001 par value; authorized, issued and outstanding 761,845,338,444 shares for 2021 and 2020	149.9	149.9
Additional paid-in capital	69.7	70.6
Treasury shares	(4.0)	(4.0)
Own shares held by ESOP	(1.3)	(1.4)
Retained earnings	102.3	91.2
Accumulated other comprehensive loss	(164.3)	(165.8)
Total shareholders' equity	$178.9	$167.1
Total liabilities and shareholders' equity	$388.4	$346.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2021	2020
Operating activities
Net income	$14.5	$6.2
Net income / (loss) from discontinued operations,	(5.9)	1.0
Net income from continuing operations	8.6	7.2
Adjustments to reconcile net income to net cash provided by / (used for) operating activities
Depreciation	3.2	3.1
Amortization of purchased intangible assets	0.2	0.2
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	0.5	0.5
Deferred income taxes	0.3	0.2
Defined benefit pension credit	(0.6)	(1.1)
Defined benefit pension contributions	(1.4)	(1.4)
Changes in assets and liabilities
Accounts and other receivables	(7.4)	(4.2)
Inventories	(0.1)	(2.8)
Other current assets	(1.7)	(0.2)
Accounts payable	6.7	(5.0)
Accrued liabilities	2.5	(0.5)
Other current liabilities	2.0	(0.5)
Other non-current assets and liabilities	2.3	(0.1)
Net cash provided by / (used) operating activities - continuing	15.2	(4.5)
Net cash provided by operating activities - discontinued	—	—
Net cash provided by / (used for) operating activities	$15.2	$(4.5)
Investing activities
Capital expenditures	$(1.4)	$(2.5)
Proceeds from sale of discontinued operations	21.0	—
Business acquisition	(19.3)	—
Net cash provided by / (used) for investing activities - continuing	$0.3	$(2.5)
Net cash used for investing activities - discontinued	$—	$—
Net cash provided by / (used for) investing activities	$0.3	$(2.5)
Financing activities
Net drawdown of long-term borrowings	19.5	18.9
Deferred consideration paid	—	(0.4)
Proceeds from sale of shares	—	0.1
Share-based compensation cash paid	(1.3)	(0.7)
Dividends paid	(3.4)	(3.4)
Net cash from financing activities	$14.8	$14.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)
Net increase	$30.3	$7.1
Cash and cash equivalents; beginning of year	1.5	10.3
Cash and cash equivalents; end of the First Quarter	31.8	17.4

Supplemental cash flow information:
Interest payments	$0.9	$1.3
Income tax payments	—	0.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2020	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4
Net income	—	—	—	—	—	—	—	6.2	—	6.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of treasury shares to satisfy share based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
At March 29, 2020	$26.6	$149.9	$68.2	(0.4)	$(4.0)	(1.1)	$(1.6)	$87.6	$(156.9)	$169.8

At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income	—	—	—	—	—	—	—	14.5	—	14.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.4)	—	—	—	0.1	—	—	(1.3)
At March 28, 2021	$26.6	$149.9	$69.7	(0.4)	$(4.0)	(1.0)	$(1.3)	$102.3	$(164.3)	$178.9

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Basis of Presentation and Responsibility for interim Financial Statements
We prepared the accompanying unaudited consolidated condensed financial statements of Luxfer Holdings PLC and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter, 2021, ended March 28, 2021, and the First Quarter, 2020, ended March 29, 2020.
Discontinued operations
Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation primarily due to the classification of certain businesses as discontinued operations.
Impact of COVID-19 on the Financial Statements
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Luxfer’s 2020 results were significantly affected by the global macro environment resulting from the COVID-19 pandemic, including broad-based market weakness, which was especially evident in our general industrial and transportation end-markets, contributing to a full year decline of 18.0% and 14.7% respectively, in each of those markets.
In the first quarter of 2021, with net sales down only 3.6% and adjusted EBITDA up 12% on the prior year quarter (which was largely unaffected by the pandemic), Luxfer continues to operate all of its facilities, following temporary closures at a small number of locations in the second and third quarters of 2020. Due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the impact of COVID-19, Luxfer also implemented additional cost saving programs in the second half of 2020, including headcount reductions. While Company performance is now much improved, as the situation continues to evolve, if warranted, the Company may again suspend or reduce operations at certain facilities. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we continue to monitor the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows.
The Company recognized that the COVID-19 pandemic constituted a triggering event in accordance with Accounting Standards Codification, ("ASC"), 350 Intangibles - Goodwill and Other, during the first quarter of 2020 and therefore performed an impairment assessment of its goodwill and other intangible assets. Based on the forecast at that time, we did not identify any impairments, nor marginal outcomes. During 2020 and in the first quarter of 2021, quarterly re-forecasts were performed to assess the impact COVID-19 was having on our results and liquidity, and in the fourth quarter of 2020 we carried out our annual goodwill and other intangibles impairment test using cash flows from the annual and strategic plan budgeting exercise. Nothing during the 2020 / 2021 re-forecasts nor the 2021 budget process has changed our assessment of fair value, with no impairments nor marginal outcomes identified. Assumptions and judgments are required in calculating the fair value of the reporting units. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions and judgments may change as we learn more about the impact of the COVID-19 pandemic.
In relation to liquidity, the Company has access to a revolving credit facility (see Note 9) and has performed stress testing on financial covenants using current forecast information and has not identified any liquidity concerns.
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
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2021	2020
Basic earnings:
Net income from continuing operations	$8.6	$7.2
Net income / ( loss) from discontinued operations	5.9	(1.0)
Net income	$14.5	$6.2

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,658,871	27,440,423
Dilutive effect of potential common stock	398,452	453,635
For diluted earnings per share	28,057,323	27,894,058

Earnings / (loss) per share using weighted average number of ordinary shares outstanding:(1)
Basic earnings per ordinary share for continuing operations	$0.31	$0.26
Basic earnings / (loss) per ordinary share for discontinued operations	$0.21	$(0.04)
Basic earnings per ordinary share	$0.52	$0.23

Diluted earnings per ordinary share for continuing activities	$0.31	$0.26
Diluted earnings / (loss) per ordinary share for discontinued operations	$0.21	$(0.04)
Diluted earnings per ordinary share	$0.52	$0.22

(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
In the first quarter of 2020, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations. As a result, 453,635 shares combined were not included in the computation of diluted EPS for discontinued operations for the first quarter of 2020.

3.    Net sales
Disaggregated sales disclosures for the quarter ended March 28, 2021, and March 29, 2020, are included below and in Note 14, Segmental Information.

	First Quarter
	2021			2020
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$5.8	$21.7	$27.5	$6.2	$27.7	$33.9
Transportation	14.9	11.8	26.7	12.9	11.2	24.1
Defense, First Response & Healthcare	15.5	15.5	31.0	18.1	12.3	30.4
	$36.2	$49.0	$85.2	$37.2	$51.2	$88.4
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.
4.    Restructuring
The $1.4 million restructuring charge in 2021 included $0.5 million of further costs associated with the closure of Luxfer Gas Cylinders France and $0.9 million in relation to rationalization activity in the Elektron segment, which included $0.1 million of asset and inventory impairments, largely in relation to the planned divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	First Quarter
In millions	2021	2020
Severance and related costs
Gas Cylinders segment	$0.5	$2.6
Elektron segment	0.9	—
Other	—	0.2
Total restructuring charges	$1.4	$2.8

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2021
Balance at January 1,	$9.0
Costs incurred	1.4
Cash payments and other	(1.1)
Balance at March 29,	$9.3

5.    Acquisition-related costs
On March 15, 2021 the Company completed the acquisition of the Structural Composites Industries LLC (SCI) business of Worthington Industries, Inc., based in Pomona, California, for $19.3 million cash consideration. The acquisition of SCI strengthens Luxfer’s composite cylinder offerings and aligns with recent investment to enhance our alternative fuel capabilities to capitalize on the growing compressed natural gas (CNG) and hydrogen opportunities.
We are currently undertaking the purchase price allocation in line with ASC 805 - Business combinations and as a result the allocations presented in the consolidated balance sheets are provisional based on our best current estimates. The provisional acquired assets and liabilities as of march 15, 2021 are presented as follows:

In millions	March 15, 2021
Accounts and other receivables	$4.8
Inventories	6.7
Property, plant and equipment	9.5
Less:
Accounts payable	1.6
Accrued expenses	0.1
Net assets acquired	$19.3

Purchase consideration	$19.3
Actual and pro forma revenue and results of operations for the acquisition of SCI have not been presented as they are not material to the consolidated revenue and results of operations.
Acquisition-related costs of $0.2 million in the First Quarter of 2021 represent professional fees incurred in relation to the SCI acquisition.
Acquisition-related costs of $0.2 million in the First Quarter of 2020 related to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

6.    Other charges
Other charges of $1.1 million in the First Quarter of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter. The Company expects the cash related to the settlement to be paid during the year, with no additional charge to the income statement.

7.    Supplementary balance sheet information

	March 28,	December 31,
In millions	2021	2020
Accounts and other receivables
Trade receivables	$48.8	$33.6
Related parties	0.2	0.2
Prepayments and accrued income	4.2	5.5
Derivative financial instruments	0.3	0.2
Deferred consideration	0.2	0.2
Other receivables	2.3	3.4
Total accounts and other receivables	$56.0	$43.1
Inventories
Raw materials and supplies	$30.6	$26.2
Work-in-process	24.0	19.7
Finished goods	21.0	22.9
Total inventories	$75.6	$68.8
Other current assets
Income tax receivable	1.1	1.5
Total other current assets	$1.1	$1.5
Property, plant and equipment, net
Land, buildings and leasehold improvements	$65.5	$65.2
Machinery and equipment	269.2	255.3
Construction in progress	5.1	7.8
Total property, plant and equipment	339.8	328.3
Accumulated depreciation and impairment	(245.9)	(242.3)
Total property, plant and equipment, net	$93.9	$86.0
Other current liabilities
Contingent liabilities	$11.5	$10.1
Derivative financial instruments	0.3	0.4
Operating lease liability	2.0	2.9
Other current liabilities	0.2	0.1
Total other current liabilities	$14.0	$13.5
Other non-current liabilities
Contingent liabilities	$1.0	$1.0
Operating lease liability	7.2	6.7
Total other non-current liabilities	$8.2	$7.7

7.    Supplementary balance sheet information (continued)
Held-for-sale assets and liabilities
In 2020, the Company classified its Superform aluminum superplastic forming business operating from sites in the U.S. and the U.K, and our U.S. aluminum gas cylinder business as assets and liabilities held-for-sale in accordance with ASC 205-20 Discontinued Operations. See Note 10 for a breakdown of this disposal group.
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
The respective assets and liabilities of the above disposal groups have been reclassified as held-for-sale per the table below.

Held-for-sale assets	March 28,	December 31,
In millions	2021	2020
Property, plant and equipment	$5.1	$11.6
Right-of-use-assets from operating leases	2.9	3.1
Inventory	6.3	12.6
Accounts and other receivables	6.4	8.7
Held-for-sale assets	$20.7	$36.0

Held-for-sale liabilities
Accounts payable	2.9	4.3
Accrued liabilities	1.1	1.5
Other current liabilities	3.3	5.6
Held-for-sale liabilities	$7.3	$11.4

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the First Quarter, ended March 28, 2021, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2021	$27.9	$42.3	$70.2
Exchange difference	0.2	0.1	0.3
Balance at March 28, 2021	$28.1	$42.4	$70.5

Identifiable intangible assets consisted of the following:

	March 28, 2021			December 31, 2020
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(5.3)	$8.1	$13.4	$(5.2)	$8.2
Technology and trading related	8.4	(3.8)	4.6	8.3	(3.7)	4.6
	$21.8	$(9.1)	$12.7	$21.7	$(8.9)	$12.8

Identifiable intangible asset amortization expense was $0.2 million and $0.2 million for the First Quarter of 2021 and 2020 respectively.
Intangible asset amortization expense during the remainder of 2021 and over the next five years is expected to be approximately $0.5 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $0.7 million in 2024, $0.7 million in 2025 and $0.7 million in 2026.

9.    Debt

Debt outstanding was as follows:

In millions	March 28, 2021	December 31, 2020
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	23.6	4.1
Unamortized debt issuance costs	(0.6)	(0.7)
Total debt	$73.0	$53.4
Less current portion	$—	$—
Non-current debt	$73.0	$53.4
The weighted-average interest rate on the revolving credit facility was 2.1% for the First Quarter of 2021 and 2.19% for the full-year 2020.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2021	2022	2023	2024	2025	2026	Thereafter	Total
Loan Notes due 2023	—	—	25.0	—	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	25.0	—	25.0
Revolving credit facility	—	23.6	—	—	—	—	—	23.6
Total debt	$—	$23.6	$25.0	$—	$—	$25.0	$—	$73.6
Loan notes due and revolving credit facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 28, 2021.
The Loan Notes due 2023 and 2026, the Revolving Credit Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the First Quarter of 2021, we drew down net $19.5 million on the Revolving Credit Facility and the balance outstanding at March 28, 2021, was $23.6 million, and at December 31, 2020, was $4.1 million, with $126.4 million undrawn at March 28, 2021 and $145.9 million at December 31, 2020.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 28, 2021.

10.    Discontinued Operations
Our Superform aluminum superplastic forming business operating from sites in the U.S. and the U.K, and our U.S. aluminum gas cylinder business were historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of these businesses as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. Our U.S. aluminum business was sold in March 2021 and we expect the sales of our Superform businesses to occur in 2021.
The assets and liabilities of the Superform businesses have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the consolidated balance sheets for 2021 and 2020 and our U.S. aluminum business in 2020. The Company has determined that the carrying value of the held-for-sale assets is recoverable and as a result no loss allowances have been recognized.
Results of discontinued operations were as follows:

	First Quarter
In millions	2021	2020
Net sales	$9.7	$15.4
Cost of goods sold	(10.1)	(15.0)
Gross profit	$(0.4)	$0.4
Selling, general and administrative expenses	(1.4)	(1.4)
Operating loss	$(1.8)	$(1.0)
Tax credit	0.2	—
Net loss	$(1.6)	$(1.0)

In the First Quarter of 2021, the Company made a $7.5 million gain on the sale of the U.S. aluminum business, net of a $2.0 million tax charge.

First Quarter
In millions	2021
Cash consideration received	$21.0
Less
Net assets sold	(11.5)
Gross gain on disposition	9.5
Tax expense	(2.0)
Net gain on disposition	$7.5
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	March 28,	December 31,
In millions	2021	2020
Property, plant and equipment	$1.4	$7.9
Right-of-use-assets from operating leases	2.9	3.1
Inventory	6.3	12.6
Accounts and other receivables	6.4	8.7
Held-for-sale assets	$17.0	$32.3

Held-for-sale liabilities
Accounts payable	2.9	4.3
Accrued liabilities	1.1	1.5
Other current liabilities	3.3	5.6
Held-for-sale liabilities	$7.3	$11.4
Also included within assets held-for-sale in 2021 and 2020 is one building valued at $3.7 million, within our Elektron Segment.

The depreciation and amortization, capital expenditures and significant non-cash items were as follows:

	First Quarter
In millions	2021	2020
Cash flows from discontinued operating activities:
Depreciation	$0.2	$0.3
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
The effective income tax rate for the Quarter ended March 28, 2021, was 21.1%, compared to 19.1% for the Quarter ended March 29, 2020.

12.    Share Plans

Total share-based compensation expense for the quarters ended March 28, 2021, and March 29, 2020, was as follows:

	First Quarter
In millions	2021	2020
Total share-based compensation charges	$0.5	$0.5
In March 2021, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 110,000 and the weighted average fair value of options granted in 2021 was estimated to be $21.14 per share.
Also in March 2021, approximately 45,000 awards were granted based on the achievement of total shareholder return targets from the period January 1, 2018 to December 31, 2020. The awards vested immediately upon grant.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2021 and the year-ended December 31, 2020:

	First Quarter	Year ended December 31,
	2021	2020
Dividend yield (%)	3.39 - 4.09	3.39 - 4.09
Expected volatility range (%)	36.48 - 56.28	36.48 - 56.28
Risk-free interest rate (%)	0.18 - 0.49	0.18 - 0.49
Expected life of share options range (years)	0.50 - 4.00	0.50 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Models used	Black-Scholes	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
(a) Dividends paid and proposed

In millions	2021	2020
Dividends declared and paid during the year:
Interim dividend paid February 5, 2020 ($0.125 per ordinary share)	$—	$3.4
Interim dividend paid February 4, 2021 ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

In millions	2021	2020
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 6, and paid May 6, 2020: ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared April 5, and to be paid May 5, 2021: ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

14.    Segmental Information
We classify our operations into two core business segments, Gas Cylinders and Elektron, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has four identified business units, which aggregate into the two reportable segments. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies, Luxfer Magtech and Luxfer Graphic Arts aggregate into the Elektron segment. The Superform business unit used to aggregate into the Gas Cylinders segment, but is now recognized as discontinued operations. A summary of the operations of the segments is provided below:
Gas Cylinders segment
Our Gas Cylinders segment manufactures and markets specialized products using composites and aluminum, including pressurized cylinders for use in various applications including self-contained breathing apparatus (SCBA) for firefighters, containment of oxygen and other medical gases for healthcare, alternative fuel vehicles, and general industrial.
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(1) and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment; restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of the discount on deferred consideration.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Quarter ended March 28, 2021, and March 29, 2020, is included in the following summary:

	Net sales		Adjusted EBITDA
	First Quarter		First Quarter
In millions	2021	2020	2021	2020
Gas Cylinders segment	$36.2	$37.2	$6.0	$4.2
Elektron segment	49.0	51.2	11.7	11.6
Consolidated	$85.2	$88.4	$17.7	$15.8

	Depreciation and amortization		Restructuring charges
	First Quarter		First Quarter
In millions	2021	2020	2021	2020
Gas Cylinders segment	$0.9	$0.9	$0.5	$2.6
Elektron segment	2.5	2.4	0.9	—
Other	—	—	—	0.2
Consolidated	$3.4	$3.3	$1.4	$2.8
(1) Adjusted EBITA is adjusted EBITDA less depreciation.

14.    Segmental Information (continued)

	Total assets		Capital expenditures
	First Quarter	December 31,	First Quarter
In millions	2021	2020	2021	2020
Gas Cylinders segment	$122.5	$99.7	$0.3	$0.5
Elektron segment	197.2	189.7	1.2	1.1
Other	51.7	24.7	—	—
Discontinued operations	17.0	32.3	—	—
	$388.4	$346.4	$1.5	$1.6

	Property, plant and equipment, net
	First Quarter	December 31,
In millions	2021	2020
United States	$52.7	$44.3
United Kingdom	36.2	36.6
Rest of Europe	1.1	1.1
Asia Pacific	0.3	0.3
Canada	3.6	3.7
	$93.9	$86.0
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	First Quarter
In millions	2021	2020
Adjusted EBITDA	$17.7	$15.8
Other share-based compensation charges	(0.5)	(0.5)
Depreciation and amortization	(3.4)	(3.3)
Restructuring charges	(1.4)	(2.8)
Acquisition costs	(0.2)	(0.2)
Other charges	(1.1)	—
Defined benefits pension pension credit	0.6	1.1
Interest expense, net	(0.8)	(1.2)
Provision for income taxes	(2.3)	(1.7)
Net income from continuing operations	$8.6	$7.2

The following tables present certain geographic information by geographic region for the First Quarter ended March 28, 2021, and March 29, 2020:

	Net Sales(1)
	2021		2020
	$M	Percent	$M	Percent
United States	$46.7	54.9%	$50.3	56.8%
U.K.	5.3	6.2%	5.4	6.1%
Germany	3.7	4.3%	3.5	4.0%
Italy	3.6	4.2%	2.8	3.2%
France	3.3	3.9%	4.6	5.2%
Top five countries	$62.6	73.5%	$66.6	75.3%
Rest of Europe	7.1	8.3%	7.0	7.9%
Asia Pacific	11.0	12.9%	10.4	11.8%
Other (2)	4.5	5.3%	4.4	5.0%
	$85.2		$88.4

(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommited banking facilities
The Company had committed banking facilities of $150.0 million at March 28, 2021 and December 31, 2020. Of these committed facilities, $23.6 million was drawn at March 28, 2021 and $4.1 million at December 31, 2020.
The Company had a separate (uncommitted) facility for letters of credit which at March 28, 2021 was £1.0 million ($1.4 million) and December 31, 2020 was £1.0 million ($1.3 million). None of these were utilized at March 28, 2021 and December 31, 2020, respectively.
The Company also has two separate (uncommitted) bonding facilities for bank guarantees, one denominated in GBP sterling of £4.5 million (2021: $6.2 million, 2020: $6.1 million), and one denominated in USD of $1.5 million (2020: $1.5 million). Of that dominated in GBP, £1.0 million ($1.4 million) and £1.0 million ($1.4 million) was utilized at March 28, 2021, and December 31, 2020, respectively. Of that denominated in USD, $0.8 million was utilized at March 28, 2021 and $0.8 million was utilized at December 31, 2020.
The Company also has a $4.0 million separate overdraft facility of which none was drawn at March 28, 2021 and at December 31, 2020.
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

16. Subsequent Events
No material events.

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
Please read the sections "Business," "Risk factors," included within the 2020 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

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

As most product lines return to sequential growth, Luxfer continues to operate all of its facilities, following temporary closures at a small number of locations in the second quarter of 2020. Due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the impact of COVID-19, Luxfer implemented additional cost saving programs in the second half of 2020, including headcount reductions.

Luxfer’s 2020 results were significantly affected by the global macro environment resulting from the COVID-19 pandemic, including broad-based market weakness, which was especially evident in our general industrial and transportation end-markets. This was most pronounced in the second and third quarters, contributing to a full year decline of 18.0% and 14.7% respectively. However, in the first quarter of 2021 while general industrial has continued to show a decline versus prior year of 18.9% (largely due to the timing of oil and gas product orders), total revenue for continuing operations is down by only 3.6% versus the prior year quarter (which was largely unaffected by the onset of the pandemic). Transportation has experienced a recovery with growth of 10.8%, largely on the back of the continuing success of alternative fuel products; and Defense, First Response and Healthcare has grown by 2%. The Company continues to benefit from a strong balance sheet and demonstrates strong operating cash generation. Furthermore, with historically low net debt of $41.2 million and a 12% increase in quarter on quarter EBITDA, our net debt to EBITDA ratio has fallen to 0.7x at the end of Q1 2021 (from 1.0x at the end of 2020).

Operating objectives and trends
In 2021, we expect the following operating objectives and trends to impact our business:
•Continuing proactive response to the COVID-19 pandemic, including the health and well-being actions highlighted above, in addition to initiatives to stimulate demand for products, ensure continuity of supply and action, focused cost saving programs;
•Divestiture of non-strategic aluminum businesses (identified as discontinued operations) and integration of the recently acquired SCI, in the Gas Cylinders segment;
•Refocus on productivity acceleration and growth recovery post COVID-19 as we capitalize on lean manufacturing initiatives and pursue faster product innovation;
•Continued focus on developing global talent and implementing a high-performance culture; and
•Continued focus on improved operating cash generation with lower restructuring activity and maintaining strong working capital performance.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
The consolidated results from continuing operations for the First Quarter of 2021, and 2020 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$85.2	$88.4	(3.6)%
Cost of goods sold	(60.0)	(64.3)	(6.7)%
Gross profit	25.2	24.1	4.6%
% of net sales	29.6%	27.3%	2.3
Selling, general and administrative expenses	(10.6)	(11.4)	(7.0)%
% of net sales	12.4%	12.9%	(0.5)
Research and development	(0.8)	(0.7)	14.3%
% of net sales	0.9%	0.8%	0.1
Restructuring charges	(1.4)	(2.8)	(50.0)%
% of net sales	1.6%	3.2%	(1.6)
Acquisition-related costs	(0.2)	(0.2)	—%
% of net sales	0.2%	(0.2)%	0.4
Other charges	(1.1)	—	n/a
% of net sales	1.3%	—%	1.3
Operating income	11.1	9.0	n/a
% of net sales	13.0%	10.2%	2.8
Net interest expense	(0.8)	(1.2)	(33.3)%
% of net sales	0.9%	1.4%	(0.5)
Defined benefit pension credit	0.6	1.1	(45.5)%
% of net sales	0.7%	1.2%	(0.5)
Income before income taxes	10.9	8.9	n/a
% of net sales	12.8%	10.1%	2.7
Provision for income taxes	(2.3)	(1.7)	35.3%
Effective tax rate	21.1%	19.1%	2
Net income / (loss)	$8.6	$7.2	n/a
% of net sales	10.1%	8.1%	2

Net sales
The 3.6% decrease in consolidated net sales in 2021 from 2020 was primarily the result of:
•Decreased sales of Luxfer MEL Technologies Oil and Gas products due to timing of orders; and
•Lower sales of Luxfer Graphic Arts photoengraving products.
There was also continuing weakness affecting sales of SCBA cylinders used by first responders.
These decreases were partially offset by:
•Increased sales of flameless ration heaters and chemical detection kits in Luxfer Magtech;
•Continued growth in sales of alternative fuel (AF) cylinders; and
•Favorable foreign exchange variances of $3.0 million.

Gross profit
The 2.3 percentage point increase in gross profit as a percentage of sales in 2021 from 2020 was primarily the result of the impact of our ongoing cost reduction program as well as cost saving measures taken in response to COVID-19 in the second half of the prior year.
These favorable factors were partially offset by the impact of adverse product sales mix.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2021 from 2020 has decreased by 0.5 percentage points due to the impact of cost reduction programs.

Research and development costs
Research and development cost as a percentage of sales increased by 0.1 percentage points in 2021 relative to 2020.

Restructuring charges
The $1.4 million restructuring charge in 2021 included $0.5 million as a result of further costs associated with the previously announced closure of Luxfer Gas Cylinders France, which were largely legal and professional fees; and $0.9M of one-time employee termination benefits in the Elektron division, largely in relation to the planned divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
The $2.8 million restructuring charge in 2020 was mainly ($2.6 million) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits and associated legal and professional fees.

Acquisition-related costs
Acquisition related costs of $0.2 million in 2021 represents amounts incurred in relation to the acquisition of Structural Composites Industries.
Acquisition related costs of $0.2 million in 2020 represents amounts incurred in relation to merger and acquisition ("M&A"), exploration activities net of a $0.1 million release of deferred contingent consideration.

Other charges
Other charges in the First Quarter of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning an Human Resources administration matter.

Net interest expense
The 33.3% decrease in net interest expense in 2021 from 2020 was primarily due to the impact of the early repayment of $25.0 million of Loan Notes due 2021 in December of 2020.

Defined benefit pension credit
The $0.5 million decrease in defined benefit pension credit to $0.6 million in 2021 from $1.1 million in 2020 is primarily due to the combined effect on the U.K. plan of lower projected asset returns and a higher post-2030 inflation projection, partially offset by a fall in the discount rate.

Provision for income taxes
The movement in the statutory effective tax rate from 19.1% in 2020, to 21.1% in 2021, was primarily due to the favorable impact of tax rate changes partially offset by higher restructuring related non-deductibles both in the prior year. When stripping out the effect of the non-deductible restructuring expenses, our adjusted effective tax rate has increased to 20.4% in 2021 from 18.3% in 2020 largely as a result of the impact of the tax rate change in the prior year.

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

	First Quarter
In millions except per share data	2021	2020
Net income	$8.6	$7.2
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2
Acquisition costs	0.2	0.2
Defined benefit pension credit	(0.6)	(1.1)
Restructuring charges	1.4	2.8
Other charges	1.1	—
Share-based compensation charges	0.5	0.5
Income tax on adjusted items	(0.5)	(0.4)
Adjusted net income	$10.9	$9.4

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.31	$0.26
Impact of adjusted items	0.08	0.08
Adjusted diluted earnings per ordinary share(1)	$0.39	$0.34
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions	2021	2020
Adjusted net income	$10.9	$9.4
Add back:
Income tax on adjusted items	0.5	0.4
Provision for income taxes	2.3	1.7
Net finance costs	0.8	1.2
Adjusted EBITA	$14.5	$12.7
Depreciation	3.2	3.1
Adjusted EBITDA	$17.7	$15.8

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	First Quarter
In millions	2021	2020
Adjusted net income	$10.9	$9.4
Add back:
Income tax on adjusted items	0.5	0.4
Provision for income taxes	2.3	1.7
Adjusted income before income taxes	$13.7	$11.5
Adjusted provision for income taxes	2.8	2.1
Adjusted effective tax rate	20.4%	18.3%

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

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$36.2	$37.2	(2.7)%
Adjusted EBITDA	6.0	4.2	42.9%
% of net sales	16.6%	11.3%	5.3
Net sales
The 2.7% decrease in Gas Cylinders sales in 2021 from 2020 was primarily the result of:
•Lower sales of SCBA cylinders; and
•Lower sales of medical oxygen cylinders.
These decreases were partially offset by:
•Continued growth in sales of Alternative Fuels (AF) systems; and
•Increased sales of cylinders for gas calibration and other industrial applications.

Adjusted EBITDA
The 5.3 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2021 from 2020 was primarily the result of the impact of cost reductions and favorable foreign exchange variances, partially offset by adverse product mix.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$49.0	$51.2	(4.3)%
Adjusted EBITDA	11.7	11.6	0.9%
% of net sales	23.9%	22.7%	1.2
Net sales
The 4.3% decrease in Elektron sales in 2021 from 2020 was primarily the result of:
•Decreased sales of Oil and Gas products;
•Lower sales of Luxfer Graphic Arts photoengraving products; and
•Lower sales of chemical catalysis products.
These decreases were partially offset by:
•Growth in sales of flameless ration heaters and chemical detection kits in Luxfer Magtech; and
•Increased sales of magnesium aerospace alloys.

Adjusted EBITDA
The 1.2 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in 2021 from 2020 was primarily the result of cost savings both as a result of the cost saving program and initiatives taken in response to COVID-19 in the second half of 2020, partially offset by adverse product sales mix.

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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 28, 2021.
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
Cash Flows
Operating activities
Cash generated from operating activities was $15.2 million in the first quarter of 2021. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash used in operating activities was $4.5 million in the first quarter of 2020. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash provided by investing activities was $0.3 million in the first quarter of 2021, compared to net cash used for investing activities of $2.5 million in the first quarter of 2020. The movement was primarily due to a decrease in capital expenditures which were $1.4 million and $2.5 million, in the first quarter of 2021, and 2020, respectively. We anticipate capital expenditures for fiscal 2021 to be approximately $10 million to $12 million. There was $21.0 million of proceeds received from our divestiture of our U.S. aluminum gas cylinder facility included within discontinued operations, partially offset by the $19.3 million consideration for the purchase of SCI.
Financing activities
In 2021, net cash provided from financing activities was $14.8 million (2020: $14.5 million inflow). We made net drawdowns on our banking facilities of $19.5 million (2020: $18.9 million drawdown) and dividend payments of $3.4 million (2020: $3.4 million), equating to $0.125 per ordinary share.
Dividends
We paid dividends in the first quarter of 2021 of $3.4 million (2019: $3.4 million), or $0.125 per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2023	$25.0	$—	$25.0	$—	$—
Loan Notes due 2026	25.0	—	—	—	25.0
Revolving credit facility	23.6	—	23.6	—	—
Obligations under operating leases	15.2	2.4	3.1	1.8	7.9
Capital commitments	1.0	1.0	—	—	—
Interest payments	10.3	3.3	4.2	2.5	0.3
Total contractual cash obligations	$100.1	$6.7	$55.9	$4.3	$33.2

Off-balance sheet measures
At March 28, 2021, we had no off-balance sheet arrangements other than those disclosed in Note 15 to the consolidated financial statements.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2020 Annual Report on Form 10-K, filed with the SEC on March 2, 2021, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
In addition to those disclosed in our 2020 Annual Report on Form 10-K, we have an additional critical accounting policy for business combination, and more specifically the purchase price allocation, ("PPA").
Business combinations
Business combinations are accounted for using the purchase method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value, and the amount of any non-controlling interest in the acquiree. The calculation of fair value is judgmental and takes into consideration quoted prices for identical assets and liabilities, prices of similar assets and liabilities sold in an active market and valuation techniques to estimate the fair value when there is no market or information on similar assets or liabilities available. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the quarter ended March 28, 2021. For additional information, refer to Item 7A of our 2020 Annual Report on Form 10-K, filed with the SEC on March 2, 2021.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 28, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended March 28, 2021, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and annual period ended March 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
The Company is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 15 (commitments and contingencies) to the consolidated financial statements in ITEM 1. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse impact is remote.

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2020 Annual Report on Form 10-K.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 28, 2021, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
April 26, 2021