Form 10-Q
period 2021-06-27
LUXFER HOLDINGS PLC
filed 2021-07-26
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 27, 2021, was 27,748,333.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2021	2020	2021	2020
Net sales	$99.0	$76.6	$184.2	$165.0
Cost of goods sold	(73.1)	(58.6)	(133.1)	(122.9)
Gross profit	25.9	18.0	51.1	42.1
Selling, general and administrative expenses	(12.7)	(10.5)	(23.3)	(21.9)
Research and development	(0.8)	(0.9)	(1.6)	(1.6)
Restructuring charges	(0.2)	(0.8)	(1.6)	(3.6)
Acquisition and disposal related costs	(0.7)	—	(0.9)	(0.2)
Other charges	—	—	(1.1)	—
Operating income	11.5	5.8	22.6	14.8
Interest expense	(0.8)	(1.1)	(1.6)	(2.3)
Defined benefit pension credit	0.6	1.1	1.2	2.2
Income before income taxes and equity in net loss from affiliates	11.3	5.8	22.2	14.7
Credit / (provision) for income taxes	0.6	(1.1)	(1.7)	(2.8)
Income before equity in net loss from affiliates	11.9	4.7	20.5	11.9
Equity in net loss from affiliates (net of tax)	—	(0.1)	—	(0.1)
Net income from continuing operations	11.9	4.6	20.5	11.8

Net loss from discontinued operations, net of tax	(0.5)	(0.5)	(2.1)	(1.5)
Gain on disposition of discontinued operations, net of tax	(0.4)	—	7.1	—
Net (loss) / income from discontinued operations	$(0.9)	$(0.5)	$5.0	$(1.5)

Net income	$11.0	$4.1	$25.5	$10.3

Earnings / (loss) per share[1]
Basic from continuing operations	$0.43	$0.17	$0.74	$0.43
Basic from discontinued operations[2]	$(0.03)	$(0.02)	$0.18	$(0.05)
Basic	$0.40	$0.15	$0.92	$0.37

Diluted from continuing operations	$0.42	$0.16	$0.73	$0.42
Diluted from discontinued operations[2]	$(0.03)	$(0.02)	$0.18	$(0.05)
Diluted	$0.39	$0.15	$0.91	$0.37

Weighted average ordinary shares outstanding
Basic	27,771,983	27,540,377	27,717,025	27,490,955
Diluted	28,131,785	27,968,825	28,095,788	27,933,119
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the Second Quarter of 2021 and Second quarter and year-to-date of 2020 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Net income	$11.0	$4.1	$25.5	$10.3

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment, net of tax	1.1	0.9	2.0	(6.7)
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.2 and $0.2 tax, respectively	0.8	0.6	1.4	0.9
Other comprehensive income / (loss), net of tax	1.9	1.5	3.4	(5.8)

Total comprehensive income	$12.9	$5.6	$28.9	$4.5
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27,	December 31,
In millions, except share and per-share data	2021	2020
Current assets
Cash and cash equivalents	$10.1	$1.5
Restricted cash	0.2	—
Accounts and other receivables, net of allowances of $0.5 and $0.5, respectively	57.5	43.1
Inventories	77.3	68.8
Current assets held-for-sale	20.1	36.0
Other current assets	1.1	1.5
Total current assets	$166.3	$150.9
Non-current assets
Property, plant and equipment, net	$90.8	$86.0
Right-of-use assets from operating leases	8.9	9.5
Goodwill	73.3	70.2
Intangibles, net	12.5	12.8
Deferred tax assets	19.4	16.5
Investments and loans to joint ventures and other affiliates	0.5	0.5
Total assets	$371.7	$346.4
Current liabilities
Accounts payable	$28.9	$18.6
Accrued liabilities	26.2	21.5
Taxes on income	3.1	0.4
Current liabilities held-for-sale	6.5	11.4
Other current liabilities	13.3	13.5
Total current liabilities	$78.0	$65.4
Non-current liabilities
Long-term debt	$49.6	$53.4
Pensions and other retirement benefits	45.9	50.8
Deferred tax liabilities	2.1	2.0
Other non-current liabilities	7.9	7.7
Total liabilities	$183.5	$179.3
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2021 and 2020; issued and outstanding 28,962,000 shares for 2021 and 29,000,000 2020.	$26.5	$26.6
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,338,444 shares for 2021 and 2020	149.9	149.9
Additional paid-in capital	69.5	70.6
Treasury shares	(4.0)	(4.0)
Own shares held by ESOP	(1.2)	(1.4)
Retained earnings	109.9	91.2
Accumulated other comprehensive loss	(162.4)	(165.8)
Total shareholders' equity	$188.2	$167.1
Total liabilities and shareholders' equity	$371.7	$346.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2021	2020
Operating activities
Net income	$25.5	$10.3
Net (income) / loss from discontinued operations	(5.0)	1.5
Net income from continuing operations	$20.5	$11.8
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net loss from affiliates	—	0.1
Depreciation	7.0	6.2
Amortization of purchased intangible assets	0.4	0.4
Amortization of debt issuance costs	0.3	0.3
Share-based compensation charges	1.4	1.3
Deferred income taxes	(1.9)	0.2
Defined benefit pension credit	(1.2)	(2.2)
Defined benefit pension contributions	(2.9)	(1.8)
Changes in assets and liabilities
Accounts and other receivables	(8.4)	0.6
Inventories	(1.4)	(3.0)
Other current assets	(2.8)	4.9
Accounts payable	7.5	(6.7)
Accrued liabilities	4.5	(2.3)
Other current liabilities	0.5	—
Other non-current assets and liabilities	0.9	(0.3)
Net cash provided by operating activities - continuing	24.4	9.5
Net cash provided by operating activities - discontinued	—	—
Net cash provided by operating activities	$24.4	$9.5
Investing activities
Capital expenditures	$(3.6)	$(4.4)
Proceeds from sale of businesses and other	20.6	—
Acquisitions, net of cash acquired	(19.3)	—
Net cash used for investing activities - continuing	(2.3)	(4.4)
Net cash used for investing activities - discontinued	—	—
Net cash used for investing activities	$(2.3)	$(4.4)
Financing activities
Net (repayment) / drawdown of long-term borrowings	$(4.4)	$0.4
Deferred consideration paid	—	(0.4)
Proceeds from sale of shares	—	1.1
Repurchase of own shares	(0.9)	—
Share-based compensation cash paid	(1.5)	(1.2)
Dividends paid	(6.8)	(6.8)
Net cash used for financing activities	$(13.6)	$(6.9)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)
Net increase / (decrease)	$8.8	$(2.1)
Cash, cash equivalents and restricted cash; beginning of year	1.5	10.3
Cash, cash equivalents and restricted cash; end of the Second Quarter	10.3	8.2

Supplemental cash flow information:
Interest payments	$1.7	$2.5
Income tax payments	3.7	0.2
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income	—	—	—	—	—	—	—	14.5	—	14.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.4)	—	—	0.1	0.1	—	—	(1.3)
At March 28, 2021	$26.6	$149.9	$69.7	(0.4)	$(4.0)	(0.9)	$(1.3)	$102.3	$(164.3)	$178.9
Net income	—	—	—	—	—	—	—	11.0	—	11.0
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.9	1.9
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.9	—	—	—	—	—	—	0.9
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	0.1	0.1	—	—	(0.2)
Cancelation of ordinary share capital	(0.1)	—	(0.8)	—	—	—	—	—	—	(0.9)
At June 27, 2021	$26.5	$149.9	$69.5	(0.4)	$(4.0)	(0.8)	$(1.2)	$109.9	$(162.4)	$188.2

Ordinary share capital represents 28,962,000 shares in the second quarter and 29,000,000 shares in the first quarter of 2021.
Deferred share capital represents 761,835,338,444 shares in the first and second quarter of 2021, respectively

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2020	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4
Net loss	—	—	—	—	—	—	—	6.2	—	6.2
Shares sold from ESOP	—	—		—	—			—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of treasury shares to satisfy share based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
At March 29, 2020	$26.6	$149.9	$68.2	(0.4)	$(4.0)	(1.1)	$(1.6)	$87.6	$(156.9)	$169.8
Net income	—	—	—	—	—	—	—	4.1	—	4.1
Shares sold from ESOP	—	—	0.9	—	—			—	—	0.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.5)	—	—	0.1	0.1	—	—	(0.4)
At June 28, 2020	$26.6	$149.9	$69.4	(0.4)	$(4.0)	(1.0)	$(1.5)	$88.3	$(155.4)	$173.3

Ordinary share capital represents 29,000,000 shares in the first and second quarter of 2020, respectively.
Deferred share capital represents 761,835,338,444 shares in the first and second quarter of 2020, respectively.

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2021, ended on June 27, 2021, and the Second Quarter 2020, ended on June 28, 2020.
Discontinued operations
Certain amounts in the prior-year financial statements were reclassified to conform to the current-year presentation primarily due to the classification of certain businesses as discontinued operations.
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
In the first half of 2021, with net sales up 11.6%, a return to growth across all end-markets and adjusted EBITDA up 32.6% on the prior year, the Company has delivered two successive quarters of strong performance amid the global economic recovery from the COVID-19 pandemic. Furthermore, it continues to operate all of its facilities at near normal production levels, following temporary closures of a few locations in the second and third quarters of 2020. Due to weaker demand resulting from uncertain economic conditions, potential supply constraints, and the impact of COVID-19, Luxfer implemented additional cost saving programs in the second half of 2020, including headcount reductions. Company performance is now much improved and the apparent success of vaccine programs in the U.S. and Europe has given rise to fewer restrictions, increased stability and macroeconomic recovery. That said, the coronavirus is still prevalent in many of our markets, there are pressures on availability of raw materials and labor, continuing restrictions on international travel and there is therefore considerable uncertainty as to when fully normal conditions will prevail. If warranted, it is possible that the Company may again suspend or reduce operations at certain facilities, which could have an adverse effect on our financial position, results of operations and cash flows.
The Company recognized that the COVID-19 pandemic constituted a triggering event in accordance with Accounting Standards Codification, ("ASC"), 350 Intangibles - Goodwill and Other, during the first quarter of 2020 and therefore performed an impairment assessment of its goodwill and other intangible assets. Based on the forecast at that time, we did not identify any impairments, nor marginal outcomes. During 2020 and in the first half of 2021, quarterly re-forecasts were performed to assess the impact COVID-19 was having on our results and liquidity, and in the fourth quarter of 2020 we carried out our annual goodwill and other intangibles impairment test using cash flows from the annual and strategic plan budgeting exercise.

Impact of COVID-19 on the Financial Statements (continued)
There have been no triggering events that has changed our assessment of fair value, as a result, no impairments nor marginal outcomes identified.
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
In relation to liquidity, the Company has access to a revolving credit facility (see Note 9) and has performed stress testing on financial covenants using current forecast information and has not identified any liquidity concerns. Furthermore, the Company has reported historically low levels of net debt and continual strong cash flow generation since the onset of the pandemic.
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
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2021	2020	2021	2020
Basic earnings:
Net income from continuing operations	$11.9	$4.6	$20.5	$11.8
Net (loss) / income from discontinued operations	(0.9)	(0.5)	5.0	(1.5)
Net income	$11.0	$4.1	$25.5	$10.3

Weighted average number of €0.50 ordinary shares:
For basic earnings per share	27,771,983	27,540,377	27,717,025	27,490,955
Dilutive effect of potential common stock	359,802	428,448	378,763	442,164
For diluted earnings per share	28,131,785	27,968,825	28,095,788	27,933,119

Earnings / (loss) per share using weighted average number of ordinary shares outstanding[3]:
Basic earnings per ordinary share for continuing operations	$0.43	$0.17	$0.74	$0.43
Basic (loss) / earnings per ordinary share for discontinued operations	(0.03)	(0.02)	0.18	(0.05)
Basic earnings per ordinary share	$0.40	$0.15	$0.92	$0.37

Diluted earnings per ordinary share for continuing operations	$0.42	$0.16	$0.73	$0.42
Diluted (loss) / earnings per ordinary share for discontinued operations	(0.03)	(0.02)	0.18	(0.05)
Diluted earnings per ordinary share	$0.39	$0.15	$0.91	$0.37
3 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
In the second quarter of 2021 and 2020 and year-to-date 2020, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.
.

3.    Net Sales
Disaggregated sales disclosures for the quarter and year-to-date ended June 27, 2021, and June 28, 2020, are included below and in Note 14, Segmental Information.

	Second Quarter
	2021			2020
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$9.9	$25.7	$35.6	$6.6	$17.9	$24.5
Transportation	16.1	11.9	28.0	12.5	8.6	21.1
Defense, First Response & Healthcare	20.5	14.9	35.4	18.4	12.6	31.0
	$46.5	$52.5	$99.0	$37.5	$39.1	$76.6

	Year-to-date
	2021			2020
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$15.7	$47.4	$63.1	$12.8	$45.6	$58.4
Transportation	31.0	23.7	54.7	25.4	19.8	45.2
Defense, First Response & Healthcare	36.0	30.4	66.4	36.5	24.9	61.4
	$82.7	$101.5	$184.2	$74.7	$90.3	$165.0
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.2 million and $1.6 million restructuring charges in the second quarter and first half of 2021, respectively, included $0.2 million and $0.7 million, respectively, of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. The first half of 2021 also includes $0.9 million primarily of one-time employee termination benefits in the Elektron division, largely in relation to the planned divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
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
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Severance and related costs
Gas Cylinders	$0.2	$0.8	$0.7	$3.4
Elektron	—	0.1	0.9	0.1
Other	—	(0.1)	—	0.1
Total restructuring charges	$0.2	$0.8	$1.6	$3.6

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2021
Balance at January 1,	$9.0
Costs incurred	1.6
Cash payments and other	(1.5)
Balance at June 27,	$9.1
5.    Acquisition and disposal related costs
On March 15, 2021 the Company completed the acquisition of the Structural Composites Industries LLC (SCI) business of Worthington Industries, Inc., based in Pomona, California, for $19.3 million cash consideration. The acquisition of SCI strengthens Luxfer’s composite cylinder offerings and aligns with recent investment to enhance our alternative fuel capabilities to capitalize on the growing compressed natural gas (CNG) and hydrogen opportunities.
At the First Quarter of 2021 the purchase price allocation was ongoing and therefore a provisional allocation was presented. During the ongoing review of the purchase price allocation in the Second Quarter there has been a reallocation of $2.4 million from property, plant and equipment to goodwill. No other changes in the purchase price allocation presented at the First Quarter of 2021 have been identified, although the review remains ongoing.
Acquisition-related costs of $0.9 million in the first half of 2021 represent transitional costs and professional fees incurred in relation to the SCI acquisition.
Acquisition-related costs of $0.2 million in the first half of 2020 related to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

6.    Other charges
Other charges of $1.1 million in the First Half of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter. The Company expects the cash related to the settlement to be paid during the year, with no additional charge to the income statement.

7.    Supplementary balance sheet information

	June 27,	December 31,
In millions	2021	2020
Accounts and other receivables
Trade receivables	$49.3	$33.6
Related parties	0.2	0.2
Prepayments and accrued income	5.0	5.5
Derivative financial instruments	0.2	0.2
Deferred consideration	0.2	0.2
Other receivables	2.6	3.4
Total accounts and other receivables	$57.5	$43.1
Inventories
Raw materials and supplies	$33.1	$26.2
Work-in-process	24.7	19.7
Finished goods	19.5	22.9
Total inventories	$77.3	$68.8
Other current assets
Income tax receivable	1.1	1.5
Total other current assets	$1.1	$1.5
Property, plant and equipment, net
Land, buildings and leasehold improvements	$67.4	$65.2
Machinery and equipment	267.2	255.3
Construction in progress	5.9	7.8
Total property, plant and equipment	340.5	328.3
Accumulated depreciation and impairment	(249.7)	(242.3)
Total property, plant and equipment, net	$90.8	$86.0
Other current liabilities
Restructuring related liabilities	$9.1	$9.0
Contingent liabilities	1.4	1.1
Derivative financial instruments	0.1	0.4
Operating lease liability	2.0	2.9
Other current liabilities	0.7	0.1
Total other current liabilities	$13.3	$13.5
Other non-current liabilities
Contingent liabilities	$0.8	$1.0
Operating lease liability	7.1	6.7
Total other non-current liabilities	$7.9	$7.7

7.    Supplementary balance sheet information (continued)
In 2020, the Company classified its Superform aluminum superplastic forming business operating from sites in the U.S. and the U.K, and our U.S. aluminum gas cylinder business, as assets and liabilities held-for-sale in accordance with ASC 205-20 Discontinued Operations. See Note 10 for a breakdown of this disposal group. Our U.S. aluminum gas cylinder business was sold during the First Quarter of 2021.
There is also one building valued at $3.7 million, within our Elektron Segment, classified as held-for-sale assets, previously included within other current assets. The building was classified as held-for-sale in 2019, as the expectation was that the building would be sold in 2020. There are conditions attached to the sale which the Company now expects to be met in 2021 and as such the building continues to be classified as held-for-sale.
The respective assets and liabilities of the above disposal groups have been reclassified as held-for-sale per the table below.

Held-for-sale assets	June 27,	December 31,
In millions	2021	2020
Property, plant and equipment	$5.1	$11.6
Right-of-use-assets from operating leases	2.6	3.1
Inventory	5.9	12.6
Accounts and other receivables	6.5	8.7
Held-for-sale assets	$20.1	$36.0

Held-for-sale liabilities
Accounts payable	2.3	4.3
Accrued liabilities	1.0	1.5
Other current liabilities	3.2	5.6
Held-for-sale liabilities	$6.5	$11.4
There has been no reclassification of items from other comprehensive income to the income statement as a result of items reclassified to held-for-sale.

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first half ended June 27, 2021, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2021	$27.9	$42.3	$70.2
Additions	2.4	—	2.4
Exchange difference	0.5	0.2	0.7
Net balance at June 27, 2021	$30.8	$42.5	$73.3
Identifiable intangible assets consisted of the following:

	June 27, 2021			December 31, 2020
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(5.4)	$8.0	$13.4	$(5.2)	$8.2
Technology and trading related	8.5	(4.0)	4.5	8.3	(3.7)	4.6
	$21.9	$(9.4)	$12.5	$21.7	$(8.9)	$12.8
Identifiable intangible asset amortization expense was $0.4 million and $0.4 million for the first half of 2021 and 2020 respectively.
Intangible asset amortization expense during the remainder of 2021 and over the next five years is expected to be approximately $0.3 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $0.7 million in 2024, $0.7 million in 2025 and $0.7 million in 2026.

9.    Debt

Debt outstanding was as follows:

In millions	June 27, 2021	December 31, 2020
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	—	4.1
Unamortized debt issuance costs	(0.4)	(0.7)
Total debt	$49.6	$53.4
Less current portion	$—	$—
Non-current debt	$49.6	$53.4
The weighted-average interest rate on the revolving credit facility was 1.63% for the Second Quarter of 2021 and 2.19% for the full-year 2020.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2021	2022	2023	2024	2025	Thereafter	Total
Loan Notes due 2023	—	—	25.0	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	—	25.0	25.0
Total debt	$—	$—	$25.0	$—	$—	$25.0	$50.0
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to June 27, 2021.
The Loan Notes due 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the Second Quarter of 2021, we repaid $23.9 million on the Revolving Credit Facility and the balance outstanding at June 27, 2021, was nil, and at December 31, 2020, was $4.1 million, with $100.0 million undrawn at June 27, 2021 and $145.9 million at December 31, 2020. During the quarter we have also reduced our Revolving credit facility to $100.0 million, from $150.0 million.
We are currently negotiating a new revolving credit facility which we expect to be in place by the third quarter 2021.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 27, 2021.

10.    Discontinued Operations
Our Superform aluminum superplastic forming business operating from sites in the U.S. and the U.K, and our U.S. aluminum gas cylinder business were historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of these businesses as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. Our U.S. aluminum gas cylinder business was sold in March 2021 for $20.6 million and we expect the sales of our Superform businesses to occur in 2021.
The assets and liabilities of the Superform businesses have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the consolidated balance sheets for 2021 and 2020 and our U.S. aluminum gas cylinders business in 2020. The Company has determined that the carrying value of the held-for-sale assets is recoverable and as a result no loss allowances have been recognized.

Results of discontinued operations were as follows:

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Net sales	$4.9	$12.9	$14.6	$28.3
Cost of goods sold	(5.6)	(12.1)	(15.7)	(27.1)
Gross (loss) / profit	$(0.7)	$0.8	$(1.1)	$1.2
Selling, general and administrative expenses	(0.3)	(1.3)	(1.7)	(2.7)
Operating loss	$(1.0)	$(0.5)	$(2.8)	$(1.5)
Tax credit	0.5	—	0.7	—
Net loss	$(0.5)	$(0.5)	$(2.1)	$(1.5)

In the First Quarter of 2021, the Company sold its U.S. aluminum gas cylinders business for $21.0 million which resulted in a gain on sale of $7.5 million, net of a $2.0 million tax charge which was recognized in the First Quarter of 2021.

In the Second Quarter of 2021, there was a $0.4 million working capital adjustment, reducing the purchase price to $20.6 million and the gain on disposal to $7.1 million.

The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	June 27,	December 31,
In millions	2021	2020
Property, plant and equipment	$1.4	$7.9
Right-of-use-assets from operating leases	2.6	3.1
Inventory	5.9	12.6
Accounts and other receivables	6.5	8.7
Held-for-sale assets	$16.4	$32.3

Held-for-sale liabilities
Accounts payable	2.3	4.3
Accrued liabilities	1.0	1.5
Other current liabilities	3.2	5.6
Held-for-sale liabilities	$6.5	$11.4
Also included within assets held-for-sale, but not disclosed as discontinued operations, in 2021 and 2020 is one building valued at $3.7 million, within our Elektron Segment.
The depreciation and amortization, capital expenditures and significant non-cash items were as follows:

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Cash flows from discontinued operations:
Depreciation	$0.1	$0.3	$0.3	$0.6
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
The effective income tax rate on continuing operations for the first half ended June 27, 2021, was 7.7%, compared to 19.0% for the 26-week period ended June 28, 2020. The 2021 rate has been impacted by a $2.8 million deferred tax credit as a result of the enacted increase in the U.K. tax rate from 19% to 25% from April 2023.

12.    Share Plans

Total share-based compensation expense for the quarters ended June 27, 2021, and June 28, 2020, was as follows:

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Total share-based compensation charges	$0.9	$0.8	$1.4	$1.3

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
In June 2021, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 19,184 and the weighted-average fair value of options granted was estimated to be $21.69 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2021 and the year-ended December 31, 2020:

	2021	2020
Dividend yield (%)	3.39 - 4.09	3.39 - 4.09
Expected volatility range (%)	36.48 - 56.28	36.48 - 56.28
Risk-free interest rate (%)	0.18 - 0.49	0.18 - 0.49
Expected life of share options range (years)	0.50 - 4.00	0.50 - 4.00
Forfeiture rate	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2021	2020	2021		2020
Dividends declared and paid during the year:
Interim dividend paid February 5, 2020 ($0.125 per ordinary share)	$—	$—	$—		$3.4
Interim dividend paid May 6, 2020 ($0.125 per ordinary share)	—	3.4	—		3.4
Interim dividend paid February 4, 2021 ($0.125 per ordinary share)	—	—	3.4	—	—
Interim dividend paid May 5, 2021 ($0.125 per ordinary share)	3.4	—	3.4		—
	$3.4	$3.4	$6.8		$6.8

In millions	2021	2020
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 6, and to be paid August 5, 2020 ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared July 6, and to be paid August 4, 2021 ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

During the Second Quarter of 2021 the Directors approved a share buy-back program for the purchase of 200,000 ordinary shares over the course of 34 weeks, ceasing December 27, 2021. The program commenced on May 10, 2021 and during the Second Quarter the Company purchased 38,000 shares at a cost of $0.9 million and subsequently cancelled them.

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

14.    Segmental Information (continued)
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
1 Adjusted EBITA is adjusted EBITDA less depreciation
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Second Quarter and year-to-date ended June 27, 2021, and June 28, 2020, is included in the following summary:

	Net sales				Adjusted EBITDA
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2021	2020	2021	2020	2021	2020	2021	2020
Gas Cylinders segment	$46.5	$37.5	$82.7	$74.7	$5.3	$5.3	$11.3	$9.5
Elektron segment	52.5	39.1	101.5	90.3	12.0	5.3	23.7	16.9
Consolidated	$99.0	$76.6	$184.2	$165.0	$17.3	$10.6	$35.0	$26.4

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2021	2020	2021	2020	2021	2020	2021	2020
Gas Cylinders segment	$1.6	$0.9	$2.5	$1.8	$0.2	$0.8	$0.7	$3.4
Elektron segment	2.4	2.4	4.9	4.8	—	0.1	0.9	0.1
Other	—	—	—	—	—	(0.1)	—	0.1
Consolidated	$4.0	$3.3	$7.4	$6.6	$0.2	$0.8	$1.6	$3.6

	Total assets		Capital expenditures
	June 27,	December 31,	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020	2021	2020
Gas Cylinders segment	$125.0	$99.7	$0.2	$0.5	$0.5	$1.0
Elektron segment	197.3	189.7	1.9	1.4	3.1	2.5
Other	33.0	24.7	—	—	—	—
Discontinued operations	$16.4	$32.3	$—	$—	$—	$—
Consolidated	$371.7	$346.4	$2.1	$1.9	$3.6	$3.5

	Property, plant and equipment, net
	June 27,	December 31,
In millions	2021	2020
U.S.	$49.2	$44.3
United Kingdom	36.7	36.6
Canada	3.5	3.7
Rest of Europe	1.1	1.1
Asia Pacific	0.3	0.3
	$90.8	$86.0

14.    Segmental Information (continued)

The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Adjusted EBITDA	$17.3	$10.6	$35.0	$26.4
Other share-based compensation charges	(0.9)	(0.8)	(1.4)	(1.3)
Depreciation and amortization	(4.0)	(3.3)	(7.4)	(6.6)
Restructuring charges	(0.2)	(0.8)	(1.6)	(3.6)
Acquisition and disposal related costs	(0.7)	—	(0.9)	(0.2)
Other charges	—	—	(1.1)	—
Defined benefits pension credit	0.6	1.1	1.2	2.2
Interest expense, net	(0.8)	(1.1)	(1.6)	(2.3)
Credit / (provision) for income taxes	0.6	(1.1)	(1.7)	(2.8)
Net income from continuing operations	$11.9	$4.6	$20.5	$11.8

The following tables present certain geographic information by geographic region for the Second Quarter ended June 27, 2021, and June 28, 2020:

	Net Sales(1)
	Second Quarter				Year-to-date
	2021		2020		2021		2020
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$55.7	56.3%	$41.2	53.9%	$102.4	55.6%	$91.5	55.5%
U.K.	5.7	5.8%	4.4	5.7%	11.0	6.0%	9.8	5.9%
Germany	4.4	4.4%	4.4	5.7%	8.1	4.4%	7.9	4.8%
France	3.4	3.4%	4.5	5.9%	6.7	3.6%	9.1	5.5%
Italy	2.4	2.4%	3.4	4.4%	6.0	3.3%	6.2	3.8%
Top five countries	$71.6	72.3%	$57.9	75.6%	$134.2	72.9%	$124.5	75.5%
Rest of Europe	7.0	7.1%	5.3	6.9%	14.1	7.7%	12.3	7.5%
Asia Pacific	13.4	13.5%	10.4	13.6%	24.4	13.2%	20.8	12.5%
Other (2)	7.0	7.1%	3.0	3.9%	11.5	6.2%	7.4	4.5%
	$99.0		$76.6		$184.2		$165.0
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $100.0 million at June 27, 2021 and $150.0 million at December 31, 2020. Of these committed facilities, nil was drawn at June 27, 2021 and $4.1 million at December 31, 2020. The current banking facilities expire July 31, 2022 and we are currently in negotiations for a new facility which we expect to be in place by the end of the Third Quarter 2021.
The Company had a separate (uncommitted) facility for letters of credit which at June 27, 2021 was £1.0 million ($1.4 million) and December 31, 2020 was £1.0 million ($1.3 million). None of these were utilized at June 27, 2021 and December 31, 2020, respectively.
The Company also has two separate (uncommitted) bonding facilities for bank guarantees, one denominated in GBP sterling of £4.5 million (2021: $6.3 million, 2020: $6.1 million), and one denominated in USD of $1.5 million (2020: $1.5 million). Of that dominated in GBP, £0.6 million ($0.8 million) and £1.0 million ($1.4 million) was utilized at June 27, 2021, and December 31, 2020, respectively. Of that denominated in USD, $0.8 million was utilized at June 27, 2021 and $0.8 million was utilized at December 31, 2020.
The Company also has a $4.0 million separate overdraft facility of which none was drawn at June 27, 2021 and at December 31, 2020.
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
In November 2018, an explosion occurred at a third-party waste disposal and treatment site in Boise,
Idaho, allegedly causing property damage, personal injury, and one fatality. We had contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Manchester, New Jersey. We believe this service company, in turn, apparently contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident – one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. At present, we have received insufficient information on the cause of the explosion. We do not believe that we are liable for the incident, have asserted such, and, therefore, do not currently expect this matter to have a material impact on the Company’s financial position or results of operations.

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
•availability of essential inputs, including but not limited to, raw materials and labor;
•currency fluctuations and other financial risks;
•our ability to protect our intellectual property;
•the amount of indebtedness we have incurred and may incur, and the obligations to service such indebtedness and to comply with the covenants contained therein;
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
Please read the sections "Business" and "Risk factors" included within the 2020 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

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

Luxfer’s top priority during this global pandemic is the health and well-being of our employees, customers, shareholders, and the communities in which we operate. The Company continues to monitor the COVID-19 situation closely, while simultaneously executing business continuity plans. These business continuity plans include, but are not limited to, (i) retooling operations to maintain social distance and maximize employee safety; (ii) increasing resources and efforts to satisfy demand from the most impactful parts of our business; (iii) expanding flexible work arrangements and policies, where practical, to maximize employee safety; and (iv) providing regular updates to our shareholders, employees, customers, and suppliers in a transparent and timely manner.

Luxfer delivered strong second quarter results amid the continued global economic recovery from the COVID-19 pandemic, reporting a 29.2% increase in quarter on quarter revenues, as well as sequential revenue growth on a like-for-like basis excluding the impact of the SCI acquisition. This is in contrast to Luxfer’s 2020 results which were significantly affected by broad based market weakness with the impact most pronounced in the second and third quarters, which suffered a decline in revenues of around 18% versus the prior year. Company performance is now much improved and the apparent success of vaccine programs in the U.S. and Europe has given rise to fewer restrictions, increased stability and macroeconomic recovery. That said, the coronavirus is still prevalent in many of our markets, with continuing restrictions on international travel and pressures on the availability of raw materials and labor. There is therefore considerable uncertainty as to when fully normal conditions will prevail. If warranted, it is possible that the Company may again suspend or reduce operations at certain facilities, which could have an adverse effect on our financial position, results of operations and cash flows. The Company continues to benefit from a strong balance sheet and demonstrates strong operating cash generation. Furthermore, with historically low net debt of $39.5 million and a 63% increase in quarter on quarter EBITDA, our net debt to EBITDA ratio has fallen to 0.6x at the end of Q2 2021 (from 1.0x at the end of 2020).

Operating objectives and trends
In 2021, we expect the following operating objectives and trends to impact our business:
•Continuing proactive response to the COVID-19 pandemic, including the health and well-being actions highlighted above, in addition to initiatives to stimulate demand for products, ensure continuity of supply and focus on cost saving programs;
•Divestiture of non-strategic aluminum businesses (identified as discontinued operations) in the Gas Cylinders segment;
•Refocus on productivity acceleration and growth recovery post COVID-19 as we capitalize on lean manufacturing initiatives and pursue faster product innovation;
•Continued focus on developing global talent and implementing a high-performance culture; and
•Continued focus on improved operating cash generation with lower restructuring activity and maintaining strong working capital performance.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Second Quarter of 2021 and 2020 of Luxfer were as follows:

	Second Quarter		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$99.0	$76.6	29.2%
Cost of goods sold	(73.1)	(58.6)	24.7%
Gross profit	25.9	18.0	43.9%
% of net sales	26.2%	23.5%	2.7
Selling, general and administrative expenses	(12.7)	(10.5)	21.0%
% of net sales	12.8%	13.7%	(0.9)
Research and development	(0.8)	(0.9)	(11.1)%
% of net sales	0.8%	1.2%	(0.4)
Restructuring charges	(0.2)	(0.8)	(75.0)%
% of net sales	0.2%	1.0%	(0.8)
Acquisition and disposal related costs	(0.7)	—	n/a
% of net sales	0.7%	—%	0.7
Operating income	$11.5	$5.8	98.3%
% of net sales	11.6%	7.6%	4.0
Net interest expense	(0.8)	(1.1)	(27.3)%
% of net sales	0.8%	1.4%	(0.6)
Defined benefit pension credit	0.6	1.1	(45.5)%
% of net sales	0.6%	1.4%	(0.8)
Income before income taxes and equity in net loss of affiliates	$11.3	$5.8	94.8%
% of net sales	11.4%	7.6%	3.8
Credit / (provision) for income taxes	0.6	(1.1)	(154.5)%
Effective tax rate	(5.3)%	19.0%	(24.3)
Income before equity in net loss of affiliates	$11.9	$4.7	153.2%
% of net sales	12.0%	6.1%	5.9
Equity in loss from unconsolidated affiliates (net of tax)	—	(0.1)	n/a
% of net sales	—%	(0.1)%	0.1
Net income	$11.9	$4.6	158.7%
% of net sales	12.0%	6.0%	6.0

The consolidated results of operations for the First Half of 2021 and 2020 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$184.2	165.0	11.6%
Cost of goods sold	(133.1)	(122.9)	8.3%
Gross profit	51.1	42.1	21.4%
% of net sales	27.7%	25.5%	2.2
Selling, general and administrative expenses	(23.3)	(21.9)	6.4%
% of net sales	12.6%	13.3%	(0.7)
Research and development	(1.6)	(1.6)	0.0%
% of net sales	0.9%	1.0%	(0.1)
Restructuring charges	(1.6)	(3.6)	(55.6)%
% of net sales	0.9%	2.2%	(1.3)
Acquisition and disposal related costs	(0.9)	(0.2)	350.0%
% of net sales	0.5%	(0.1)%	0.6
Other charges	(1.1)	—	n/a
% of net sales	0.6%	—%	0.6
Operating income	22.6	14.8	52.7%
% of net sales	12.3%	9.0%	3.3
Net interest expense	(1.6)	(2.3)	(30.4)%
% of net sales	0.9%	1.4%	(0.5)
Defined benefit pension credit	1.2	2.2	(45.5)%
% of net sales	0.7%	1.3%	(0.6)
Income before income taxes and equity in net loss from affiliates	22.2	14.7	51.0%
% of net sales	12.1%	8.9%	3.2
Provision for income taxes	(1.7)	(2.8)	(39.3)%
Effective tax rate	7.7%	19.0%	(11.3)
Income before equity in net loss from affiliates	20.5	11.9	72.3
% of net sales	11.1%	7.2%	3.9
Equity in loss of unconsolidated affiliates (net of tax)	—	(0.1)	n/a
% of net sales	—%	(0.1)%	0.1
Net income / (loss)	$20.5	$11.8	73.7%
% of net sales	11.1%	7.2%	3.9

Net sales
The 29.2% and 11.6% increase in consolidated net sales in the second quarter and first half, respectively, of 2021 from 2020 was primarily the result of a partial recovery in volumes adversely impacted by COVID-19 in the prior year, with the most significant factors being:
•Increased sales in the second quarter in Luxfer MEL Technologies, primarily of Oil and Gas magnesium alloys and zirconium catalysis automotive products, although Oil and Gas sales were marginally down in the first half overall due to a relatively strong performance in the first quarter 2020, before the pandemic took hold;
•Increased sales in Luxfer Magtech, primarily in the second quarter of magnesium powders for military applications;
•Increased sales in Luxfer Gas Cylinders in the second quarter, $8.0 million of which is due to the acquisition of Structural Composite Industries at the end of the first quarter, which positively impacted SCBA cylinders used by first responders, as well as cylinders used in aerospace and alternative fuels applications; and
•Favorable foreign exchange variances of $4.5 million in the quarter and $7.5 million in the first half.

Gross profit
The 2.7 and 2.2 percentage point increase in gross profit as a percentage of sales in the second quarter and first half, respectively of 2021 from 2020 was primarily the result of the impact of our ongoing cost reduction program as well as cost saving measures taken in response to COVID-19 in the second half of the prior year.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2021 from 2020 has decreased by 0.7 percentage points due to the impact of cost reduction programs.

Research and development costs
Research and development cost as a percentage of sales reduced by 0.4 and 0.1 percentage points in the second quarter and first half of 2021 relative to 2020 respectively, although the absolute value of expenditure was broadly flat.

Restructuring charges
The $0.2 million and $1.6 million restructuring charge in the second quarter and first half of 2021 included $0.2 million and $0.7 million respectively of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. The first half of 2021 also includes $0.9 million of one-time employee termination benefits in the Elektron division, largely in relation to the planned divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
The $0.8 million and $3.6 million restructuring charge in the second quarter and first half of 2020 was predominantly ($0.6 million and $3.2 million respectively) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee benefits, and associated legal and professional fees.

Acquisition and disposal related costs
Net costs of $0.7 million and $0.9 million incurred in the second quarter and first half of 2021 respectively include amounts incurred in relation to the acquisition of Structural Composites Industries.
Acquisition related costs of $0.2 million in 2020 represents amounts incurred in relation to merger and acquisition ("M&A"), exploration activities net of a $0.1 million release of deferred contingent consideration.

Other charges
Other charges in the during 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning an Human Resources administration matter.

Net interest expense
Net interest expense of $0.8 million in the second quarter of 2021 reduced from $1.1 million in the second quarter 2020, largely due to the $25 million early repayment in December 2020 of the Loan Notes 2021. This also resulted in lower net interest expense of $1.6 million in the first half of 2021 relative to $2.3 million in the first half 2020.

Defined benefit pension credit
The $0.5 million and $1.0 million decrease in defined benefit pension credit to $0.6 million and $1.2 million in the second quarter and first half of 2021 from $1.1 million and $2.2 million in 2020 is primarily due to the combined effect on the U.K. plan of lower projected asset returns and a higher post-2030 inflation projection in the U.K., partially offset by a fall in the discount rate.

Provision for income taxes
The movement in the statutory effective tax rate from 19.0% in 2020, to 7.7% in 2021, was primarily due to the impact of the enacted tax rate change in the U.K., which is due to rise from 19% to 25% in April 2023. The subsequent increase in the value of deferred tax assets related to our defined benefit pension plan has resulted in a credit of $2.2 million recorded in our tax charge in the second quarter. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 20.1% in 2021 from 18.4% in 2020, largely as a result of jurisdictional profit mix.

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

	Second Quarter		Year-to-date
In millions except per share data	2021	2020	2021	2020
Net income from continuing operations	$11.9	$4.6	$20.5	$11.8
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2	0.4	0.4
Acquisition and disposal related costs	0.7	—	0.9	0.2
Defined benefit pension credit	(0.6)	(1.1)	(1.2)	(2.2)
Restructuring charges	0.2	0.8	1.6	3.6
Other charges	—	—	1.1	—
Share-based compensation charges	0.9	0.8	1.4	1.3
Other non-recurring tax items(1)	(2.2)	—	(2.2)	—
Income tax on adjusted items	(0.9)	(0.1)	(1.4)	(0.5)
Adjusted net income	$10.2	$5.2	$21.1	$14.6

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.42	$0.16	$0.73	$0.42
Impact of adjusted items	(0.06)	0.02	0.02	0.10
Adjusted diluted earnings per ordinary share(2)	$0.36	$0.19	$0.75	$0.52
(1) Other non-recurring tax items represents the impact of the recently enacted U.K. tax rate change (from 19% to 25% with effect from April 2023) on deferred tax assets related to our U.K. defined benefit pension plan.
(2) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Adjusted net income	$10.2	$5.2	$21.1	$14.6
Add back:
Other non-recurring tax items	2.2	—	2.2	—
Income tax on adjusted items	0.9	0.1	1.4	0.5
Provision for income taxes	(0.6)	1.1	1.7	2.8
Net finance costs	0.8	1.1	1.6	2.3
Adjusted EBITA	$13.5	$7.5	$28.0	$20.2
Depreciation	3.8	3.1	7.0	6.2
Adjusted EBITDA	$17.3	$10.6	$35.0	$26.4
The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter		Year-to-date
In millions	2021	2020	2021	2020
Adjusted net income	$10.2	$5.2	$21.1	$14.6
Add back:
Other non-recurring tax items	2.2	—	2.2	—
Income tax on adjusted items	0.9	0.1	1.4	0.5
Provision for income taxes	(0.6)	1.1	1.7	2.8
Adjusted income before income taxes	$12.7	$6.4	$26.4	$17.9
Adjusted provision for income taxes	2.5	1.2	5.3	3.3
Adjusted effective tax rate	19.7%	18.8%	20.1%	18.4%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment, restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of discount on deferred consideration. A reconciliation to net income and taxes can be found in Note 11 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2021	2020	2021 v 2020	2021	2020	2021 v 2020
Net sales	$46.5	$37.5	24.0%	$82.7	$74.7	10.7%
Adjusted EBITDA	5.3	5.3	—%	11.3	9.5	18.9%
% of net sales	11.4%	14.1%	(2.7)	13.7%	12.7%	1.0
Net sales
The 24.0% and 10.7% increase in Gas Cylinders sales in the second quarter and first half, respectively, of 2021 from 2020 was primarily the result of:
•Increased sales of $8.0 million in the second quarter due to the acquisition of Structural Composite Industries at the end of the first quarter, which positively impacted SCBA cylinders used by first responders, as well as cylinders used in aerospace and alternative fuels applications; and
•Increased sales of cylinders for gas calibration and other industrial applications.
These increases were partially offset by a fall in sales of medical oxygen cylinders.

Adjusted EBITDA
The 2.7 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the second quarter of 2021 relative to 2020 is largely due to adverse sales mix and losses incurred by the recently acquired SCI business. There was a 1.0 percentage point increase in profitability in the first half of 2021 from 2020.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2021	2020	2021 v 2020	2021	2020	2021 v 2020
Net sales	$52.5	$39.1	34.3%	$101.5	$90.3	12.4%
Adjusted EBITDA	12.0	5.3	126.4%	23.7	16.9	40.2%
% of net sales	22.9%	13.6%	9.3	23.3%	18.7%	4.6
Net sales
The 34.3% and 12.4% increase in Elektron sales in the second quarter and first half, respectively, of 2021 from 2020 was primarily the result of a partial recovery from the COVID-19 related disruption in the prior year, including increased sales of:
•Zirconium-based automotive catalysts;
•Magnesium alloys used in Oil and Gas in the second quarter;
•Luxfer Magtech magnesium powders and MREs for military applications; and of
•Luxfer Graphic Arts photo-engraving plates.

Adjusted EBITDA
The 9.3 and 4.6 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in the second quarter and first half respectively of 2021 from 2020 was primarily the result of the partial recovery in volumes impacted by the pandemic in the prior year, characterized by improved product sales mix and continuing benefit from cost saving measures.

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
Our Revolving Credit Facility expires on July 31, 2022 and we are currently negotiating a new facility which we expect to be in place by the third quarter 2021.
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

We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement and the Senior Facilities Agreement throughout all of the quarterly measurement dates from inception to June 27, 2021.
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
Cash Flows
Operating activities
Cash provided by operating activities was $24.4 million for the year-to-date in 2021. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash provided by operating activities was $9.5 million in the first half of 2020. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $2.3 million for the first half of 2021, compared to net cash used for investing activities of $4.4 million in 2020.The movement was primarily due acquisition and disposal activity. There was $20.6 million of proceeds received from our divestiture of our U.S. aluminum gas cylinder facility included within discontinued operations, partially offset by the $19.3 million acquisition of SCI. In addition, capital expenditures decreased from $4.4 million in the first of 2020, to $3.6 million in 2021.
Financing activities
In the first half of 2021, net cash used for financing activities was $13.6 million (2020: $6.9 million). We made net repayments on our banking facilities of $4.4 million (2020: $0.4 million drawdown) and dividend payments of $6.8 million (2020: $6.8 million), equating to $0.25 per ordinary share. In 2020 we received $1.1 million in relation to proceeds from sales of shares, no shares have been sold in 2021. In addition, we paid out $1.5 million (2020: $1.2 million) in settling share based compensation. During the quarter we commenced a share buy-back program which resulted in an outflow of $0.9 million.
During the Second Quarter of 2021 the Directors approved a share buy-back program for the purchase of 200,000 ordinary shares over the course of 34 weeks, ceasing December 27, 2021. The program commenced on May 10, 2021 and during the Second Quarter the Company purchased 38,000 shares, resulting in a cash outflow of $0.9 million (2020: $nil).
Capital Resources
Dividends
We paid year-to-date dividends in 2021 of $6.8 million (2020: $6.8 million year-to-date), or $0.25 per ordinary share.
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
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2023	$25.0	$—	$25.0	$—	$—
Loan Notes due 2026	25.0	—	—	25.0
Obligations under operating leases	15.7	2.3	3.2	1.4	8.8
Capital commitments	0.7	0.7	—	—	—
Interest payments	8.7	2.5	3.7	2.5	—
Total contractual cash obligations	$75.1	$5.5	$31.9	$28.9	$8.8

The were no drawings at June 27, 2021 on the Revolving Credit Facility.
Off-balance sheet measures
At June 27, 2021, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 15.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first half ended June 27, 2021. For additional information, refer to Item 7A of our 2020 Annual Report on Form 10-K, filed with the SEC on March 2, 2021.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 27, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended June 27, 2021, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and year-to-date period ended June 27, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter and year ended ended June 27, 2021, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
July 26, 2021