Form 10-Q
period 2021-09-26
LUXFER HOLDINGS PLC
filed 2021-10-25
CIK 1096056

#

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 26, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on September 26, 2021, was 27,704,918.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2021	2020	2021	2020
Net sales	$91.2	$77.7	$275.4	$242.7
Cost of goods sold	(70.1)	(58.8)	(203.2)	(181.7)
Gross profit	21.1	18.9	72.2	61.0
Selling, general and administrative expenses	(10.6)	(8.4)	(33.9)	(30.3)
Research and development	(1.3)	(1.0)	(2.9)	(2.6)
Restructuring charges	(0.5)	(4.2)	(2.1)	(7.8)
Acquisition and disposal related costs	(0.6)	—	(1.5)	(0.2)
Other charges	—	—	(1.1)	—
Operating income	8.1	5.3	30.7	20.1
Interest expense	(0.8)	(1.2)	(2.4)	(3.5)
Defined benefit pension credit	0.6	1.1	1.8	3.3
Income before income taxes and equity in net loss from affiliates	7.9	5.2	30.1	19.9
Provision for income taxes	(1.9)	(2.8)	(3.6)	(5.6)
Income before equity in net loss from affiliates	6.0	2.4	26.5	14.3
Equity in net loss from affiliates (net of tax)	—	—	—	(0.1)
Net income from continuing operations	6.0	2.4	26.5	14.2

(Loss) / income from discontinued operations, net of tax	(0.7)	0.2	(2.8)	(1.3)
(Loss) / gain on disposition of discontinued operations, net of tax	(0.5)	—	6.6	—
Net (loss) / income from discontinued operations	$(1.2)	$0.2	$3.8	$(1.3)

Net income	$4.8	$2.6	$30.3	$12.9

Earnings / (loss) per share[1]
Basic from continuing operations	$0.22	$0.09	$0.96	$0.52
Basic from discontinued operations[2]	$(0.04)	$0.01	$0.14	$(0.05)
Basic	$0.17	$0.09	$1.09	$0.47

Diluted from continuing operations	$0.21	$0.09	$0.94	$0.51
Diluted from discontinued operations[2]	$(0.04)	$0.01	$0.14	$(0.05)
Diluted	$0.17	$0.09	$1.08	$0.46

Weighted average ordinary shares outstanding
Basic	27,722,472	27,619,298	27,718,874	27,532,823
Diluted	28,033,732	28,013,706	28,072,155	27,958,942
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the Third Quarter of 2021 and the year-to-date of 2020 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Net income	$4.8	$2.6	$30.3	$12.9

Other comprehensive (loss) / income
Change in foreign currency translation adjustment, net of tax	(2.1)	3.0	(0.1)	(3.7)
Pension and post-retirement actuarial gains, net of $0.2, $0.1, $0.5 and $0.3 tax, respectively	0.7	0.5	2.1	1.4
Other comprehensive (loss) / income, net of tax	(1.4)	3.5	2.0	(2.3)

Total comprehensive income	$3.4	$6.1	$32.3	$10.6
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 26,	December 31,
In millions, except share and per-share data	2021	2020
Current assets
Cash and cash equivalents	$15.1	$1.5
Restricted cash	0.1	—
Accounts and other receivables, net of allowances of $0.6 and $0.5, respectively	59.0	43.1
Inventories	80.6	68.8
Current assets held-for-sale	10.5	36.0
Other current assets	1.3	1.5
Total current assets	$166.6	$150.9
Non-current assets
Property, plant and equipment, net	$88.5	$86.0
Right-of-use assets from operating leases	11.7	9.5
Goodwill	72.9	70.2
Intangibles, net	12.2	12.8
Deferred tax assets	18.0	16.5
Investments in joint ventures and other affiliates	0.4	0.5
Total assets	$370.3	$346.4
Current liabilities
Accounts payable	$30.7	$18.6
Accrued liabilities	30.1	21.5
Taxes on income	3.6	0.4
Current liabilities held-for-sale	1.7	11.4
Other current liabilities	12.9	13.5
Total current liabilities	$79.0	$65.4
Non-current liabilities
Long-term debt	$49.6	$53.4
Pensions and other retirement benefits	42.4	50.8
Deferred tax liabilities	1.3	2.0
Other non-current liabilities	11.3	7.7
Total liabilities	$183.6	$179.3
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2021 and 2020; issued and outstanding 28,944,000 shares for 2021 and 29,000,000 2020.	$26.5	$26.6
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,338,444 shares for 2021 and 2020	149.9	149.9
Additional paid-in capital	69.5	70.6
Treasury shares	(5.5)	(4.0)
Own shares held by ESOP	(1.2)	(1.4)
Retained earnings	111.3	91.2
Accumulated other comprehensive loss	(163.8)	(165.8)
Total shareholders' equity	$186.7	$167.1
Total liabilities and shareholders' equity	$370.3	$346.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2021	2020
Operating activities
Net income	$30.3	$12.9
Net (income) / loss from discontinued operations	(3.8)	1.3
Net income from continuing operations	$26.5	$14.2
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net loss from affiliates	—	0.1
Depreciation	10.5	9.4
Amortization of purchased intangible assets	0.7	0.6
Amortization of debt issuance costs	0.3	0.4
Share-based compensation charges	2.2	2.1
Deferred income taxes	(2.2)	0.4
Defined benefit pension credit	(1.8)	(3.3)
Defined benefit pension contributions	(4.6)	(2.7)
Changes in assets and liabilities
Accounts and other receivables	(10.2)	4.8
Inventories	(5.4)	3.7
Other current assets	(1.2)	10.7
Accounts payable	9.6	(9.5)
Accrued liabilities	8.6	2.7
Other current liabilities	(0.3)	2.6
Other non-current assets and liabilities	1.4	0.3
Net cash provided by operating activities - continuing	34.1	36.5
Net cash provided by operating activities - discontinued	—	0.2
Net cash provided by operating activities	$34.1	$36.7
Investing activities
Capital expenditures	$(5.6)	$(5.8)
Proceeds from sale of businesses and other	23.7	1.3
Acquisitions	(19.3)	—
Net cash used for investing activities - continuing	(1.2)	(4.5)
Net cash used for investing activities - discontinued	—	(0.2)
Net cash used for investing activities	$(1.2)	$(4.7)
Financing activities
Net repayment of long-term borrowings	$(4.4)	$(16.5)
Deferred consideration paid	—	(0.4)
Proceeds from sale of shares	—	1.1
Repurchase of own shares	(2.8)	—
Share-based compensation cash paid	(1.9)	(1.3)
Dividends paid	(10.2)	(10.2)
Net cash used for financing activities	$(19.3)	$(27.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Net increase	$13.7	$4.6
Cash, cash equivalents and restricted cash; beginning of year	1.5	10.3
Cash, cash equivalents and restricted cash; end of the Third Quarter	15.2	14.9

Supplemental cash flow information:
Interest payments	$2.5	$3.5
Income tax payments	5.2	1.6
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income	—	—	—	—	—	—	—	14.5	—	14.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.4)	—	—	0.1	0.1	—	—	(1.3)
At March 28, 2021	$26.6	$149.9	$69.7	(0.4)	$(4.0)	(0.9)	$(1.3)	$102.3	$(164.3)	$178.9
Net income	—	—	—	—	—	—	—	11.0	—	11.0
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.9	1.9
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.9	—	—	—	—	—	—	0.9
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	0.1	0.1	—	—	(0.2)
Cancellation of ordinary share capital	(0.1)	—	(0.8)	—	—	—	—	—	—	(0.9)
At June 27, 2021	$26.5	$149.9	$69.5	(0.4)	$(4.0)	(0.8)	$(1.2)	$109.9	$(162.4)	$188.2
Net income	—	—	—	—	—	—	—	4.8	—	4.8
Shares sold from ESOP	—	—	(0.1)	—	—	—	—	—	—	(0.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	—	—	—	—	(0.3)
Purchase of own shares	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Cancellation of ordinary share capital	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At September 26, 2021	$26.5	$149.9	$69.5	(0.5)	$(5.5)	(0.8)	$(1.2)	$111.3	$(163.8)	$186.7

Ordinary share capital represents 28,944,000 shares in the third quarter, 28,962,000 in the second quarter and 29,000,000 shares in the first quarter of 2021.
Deferred share capital represents 761,835,338,444 shares in the first nine months of 2021.

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
At January 1, 2020	$26.6	$149.9	$68.4	(0.4)	$(4.0)	(1.2)	$(1.7)	$84.8	$(149.6)	$174.4
Net income	—	—	—	—	—	—	—	6.2	—	6.2
Shares sold from ESOP	—	—		—	—			—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of treasury shares to satisfy share based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
At March 29, 2020	$26.6	$149.9	$68.2	(0.4)	$(4.0)	(1.1)	$(1.6)	$87.6	$(156.9)	$169.8
Net income	—	—	—	—	—	—	—	4.1	—	4.1
Shares sold from ESOP	—	—	0.9	—	—			—	—	0.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.5)	—	—	0.1	0.1	—	—	(0.4)
At June 28, 2020	$26.6	$149.9	$69.4	(0.4)	$(4.0)	(1.0)	$(1.5)	$88.3	$(155.4)	$173.3
Net income	—	—	—	—	—	—	—	2.6	—	2.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	3.5	3.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of treasury shares to satisfy share based compensation	—	—	(0.1)	—	—	—	—	—	—	(0.1)
At September 27, 2020	26.6	149.9	70.1	(0.4)	(4.0)	(1.0)	(1.5)	87.5	(151.9)	176.7
Ordinary share capital represents 29,000,000 shares in the first nine months of 2020.
Deferred share capital represents 761,835,338,444 shares in first nine months of 2020.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Third Quarter 2021, ended on September 26, 2021, and the Third Quarter 2020, ended on September 27, 2020.
Discontinued operations
Certain amounts in the prior-year financial statements were reclassified to conform to the current-year presentation due to the classification of certain businesses as discontinued operations.
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
In the first nine months of 2021, with net sales up 13.5%, a return to growth across all end-markets and adjusted EBITDA up 21.7% on the prior year, the Company has delivered three quarters of strong performance amid the global economic recovery from the COVID-19 pandemic. Furthermore, it continues to operate all of its facilities at near normal production levels, following temporary closures of a few locations in the second and third quarters of 2020. Due to weaker demand resulting from uncertain economic conditions, supply constraints, and the impact of COVID-19, Luxfer implemented additional cost saving programs in the second half of 2020, including headcount reductions. Company performance is now much improved and the apparent success of vaccine programs in the U.S. and Europe has given rise to fewer restrictions, increased stability and macroeconomic recovery. That said, the coronavirus is still prevalent in many of our markets, there are pressures on availability and therefore cost of, raw materials, transport, energy and labor, continuing restrictions on international travel resulting in considerable uncertainty as to when normal conditions will prevail. If warranted, it is possible that the Company may again suspend or reduce operations at certain facilities, which could have an adverse effect on our financial position, results of operations and cash flows.
The Company recognized that the COVID-19 pandemic constituted a triggering event in accordance with Accounting Standards Codification, ("ASC"), 350 Intangibles - Goodwill and Other, during the first quarter of 2020 and therefore performed an impairment assessment of its goodwill and other intangible assets. Based on the forecast at that time, we did not identify any impairments, nor marginal outcomes. During 2020 and in the first nine months of 2021, quarterly re-forecasts were performed to assess the impact COVID-19 was having on our results and liquidity, and in the fourth quarter of 2020 we carried out our annual goodwill and other intangibles impairment test using cash flows from the annual and strategic plan budgeting exercise.

1.    Basis of Presentation and Responsibility for interim Financial Statements (continued)
There have been no subsequent triggering events that has changed our assessment of fair value, as a result, no impairments nor marginal outcomes have been identified.
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
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2021	2020	2021	2020
Basic earnings:
Net income from continuing operations	$6.0	$2.4	$26.5	$14.2
Net (loss) / income from discontinued operations	(1.2)	0.2	3.8	(1.3)
Net income	$4.8	$2.6	$30.3	$12.9

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,722,472	27,619,298	27,718,874	27,532,823
Dilutive effect of potential common stock	311,260	394,408	353,281	426,119
For diluted earnings per share	28,033,732	28,013,706	28,072,155	27,958,942

Earnings / (loss) per share using weighted average number of ordinary shares outstanding[3]:
Basic earnings per ordinary share for continuing operations	$0.22	$0.09	$0.96	$0.52
Basic (loss) / earnings per ordinary share for discontinued operations	(0.04)	0.01	0.14	(0.05)
Basic earnings per ordinary share	$0.17	$0.09	$1.09	$0.47

Diluted earnings per ordinary share for continuing operations	$0.21	$0.09	$0.94	$0.51
Diluted (loss) / earnings per ordinary share for discontinued operations	(0.04)	0.01	0.14	(0.05)
Diluted earnings per ordinary share	$0.17	$0.09	$1.08	$0.46
3 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
In the third quarter of 2021 and year-to-date 2020, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.
.

3.    Net Sales
Disaggregated sales disclosures for the quarter and first nine months ended September 26, 2021, and September 27, 2020, are included below and in Note 14, Segmental Information.

	Third Quarter
	2021			2020
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$7.6	$21.6	$29.2	$6.8	$20.0	$26.8
Transportation	19.7	11.4	31.1	11.9	9.9	21.8
Defense, First Response & Healthcare	18.3	12.6	30.9	13.6	15.5	29.1
Net sales	$45.6	$45.6	$91.2	$32.3	$45.4	$77.7

	Year-to-date
	2021			2020
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$23.3	$69.0	$92.3	$19.6	$65.6	$85.2
Transportation	50.7	35.1	85.8	37.3	29.7	67.0
Defense, First Response & Healthcare	54.3	43.0	97.3	50.1	40.4	90.5
Net sales	$128.3	$147.1	$275.4	$107.0	$135.7	$242.7
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.5 million and $2.1 million restructuring charge in the third quarter and first nine months of 2021, respectively, included $0.3 million and $1.0 million, respectively, of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. The nine months of 2021 also includes $0.9 million of one-time employee termination costs in the Elektron division, largely in relation to the divestiture of our small Luxfer Magtech production facility in Ontario, Canada in the second quarter of 2021.
The $4.2 million and $7.8 million restructuring charge in the third quarter and first nine months of 2020, respectively, was predominantly ($3.3 million and $6.5 million, respectively) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee costs and associated legal and professional fees. In addition we incurred one-time employee costs in relation to COVID-led cost saving programs largely affecting our Elektron Division, of $0.9 million and $1.3 million in the third quarter and first nine months of 2020, respectively.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Severance and related costs
Gas Cylinders	$0.5	$3.3	$1.1	$6.7
Elektron	—	0.9	1.0	1.0
Other	—	—	—	0.1
Total restructuring charges	$0.5	$4.2	$2.1	$7.8

4.    Restructuring
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2021
Balance at January 1,	$9.0
Costs incurred	2.1
Cash payments and other	(2.5)
Balance at September 26,	$8.6
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
At the Third Quarter of 2021 the purchase price allocation was ongoing and therefore a provisional allocation was presented. During the ongoing review of the purchase price allocation in the Third Quarter there has been a reallocation of $0.2 million from inventories to goodwill. No other changes in the purchase price allocation presented at the Second Quarter of 2021 have been identified, although the review remains ongoing.
Acquisition-related costs of $0.6 million and $1.5 million incurred in the third quarter and first nine months of 2021 respectively, primarily represent transitional costs and professional fees incurred in relation to the SCI acquisition.
Acquisition-related costs of $0.2 million in the first nine months of 2020 related to M&A exploration activities net of a $0.1 million release of deferred contingent consideration.

In the Third Quarter of 2020 we sold our 51% investment in Luxfer Uttam India Private Limited to our joint venture partner resulting in a gain on sale of less than $0.1 million.

6.    Other charges
Other charges of $1.1 million in the first nine months of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter. The Company expects the cash related to the settlement to be paid during the year, with no additional charge to the income statement.

7.    Supplementary balance sheet information

	September 26,	December 31,
In millions	2021	2020
Accounts and other receivables
Trade receivables	$50.0	$33.6
Related parties	0.2	0.2
Prepayments and accrued income	6.5	5.5
Derivative financial instruments	0.1	0.2
Deferred consideration	0.9	0.2
Other receivables	1.3	3.4
Total accounts and other receivables	$59.0	$43.1
Inventories
Raw materials and supplies	$36.2	$26.2
Work-in-process	23.7	19.7
Finished goods	20.7	22.9
Total inventories	$80.6	$68.8
Other current assets
Income tax receivable	1.3	1.5
Total other current assets	$1.3	$1.5
Property, plant and equipment, net
Land, buildings and leasehold improvements	$67.0	$65.2
Machinery and equipment	265.6	255.3
Construction in progress	6.5	7.8
Total property, plant and equipment	339.1	328.3
Accumulated depreciation and impairment	(250.6)	(242.3)
Total property, plant and equipment, net	$88.5	$86.0
Other current liabilities
Restructuring related liabilities	$8.6	$9.0
Contingent liabilities	1.5	1.1
Derivative financial instruments	0.1	0.4
Operating lease liability	1.1	2.9
Other current liabilities	1.6	0.1
Total other current liabilities	$12.9	$13.5
Other non-current liabilities
Contingent liabilities	$0.6	$1.0
Operating lease liability	10.7	6.7
Total other non-current liabilities	$11.3	$7.7

7.    Supplementary balance sheet information (continued)
In 2020, the Company classified its Superform aluminum superplastic forming business operating from sites in the U.S. and the U.K, and our U.S. aluminum gas cylinder business, as assets and liabilities held-for-sale in accordance with ASC 205-20 Discontinued Operations. See Note 10 for a breakdown of this disposal group.
Our U.S. aluminum gas cylinder business was sold during the First Quarter of 2021 and our U.K. Superform business was sold during the Third Quarter of 2021.
The respective assets and liabilities of the above disposal group have been reclassified as held-for-sale also included within assets held-for-sale, but not disclosed as discontinued operations, in 2021 and 2020 is one building valued at $3.7 million, within our Elektron Segment.
Both of these respective items have been included in the table below.

Held-for-sale assets	September 26,	December 31,
In millions	2021	2020
Property, plant and equipment	$4.8	$11.6
Right-of-use-assets from operating leases	0.4	3.1
Inventory	2.7	12.6
Accounts and other receivables	2.6	8.7
Held-for-sale assets	$10.5	$36.0

Held-for-sale liabilities
Accounts payable	0.6	4.3
Accrued liabilities	0.1	1.5
Other current liabilities	1.0	5.6
Held-for-sale liabilities	$1.7	$11.4
There has been no reclassification of items from other comprehensive income to the income statement as a result of items reclassified to held-for-sale.

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first nine months ended September 26, 2021, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2021	$27.9	$42.3	$70.2
Additions	2.6	—	2.6
Exchange difference	0.1	—	0.1
Net balance at September 26, 2021	$30.6	$42.3	$72.9
Identifiable intangible assets consisted of the following:

	September 26, 2021			December 31, 2020
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$13.4	$(5.5)	$7.9	$13.4	$(5.2)	$8.2
Technology and trading related	8.3	(4.0)	4.3	8.3	(3.7)	4.6
	$21.7	$(9.5)	$12.2	$21.7	$(8.9)	$12.8
Identifiable intangible asset amortization expense was $0.7 million and $0.6 million for the first nine months of 2021 and 2020, respectively.
Intangible asset amortization expense during the remainder of 2021 and over the next five years is expected to be approximately $0.2 million in 2021, $0.9 million in 2022, $0.9 million in 2023, $0.9 million in 2024, $0.9 million in 2025 and $0.9 million in 2026.

9.    Debt

Debt outstanding was as follows:

In millions	September 26, 2021	December 31, 2020
4.88% Loan Notes due 2023	$25.0	$25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	—	4.1
Unamortized debt issuance costs	(0.4)	(0.7)
Total debt	$49.6	$53.4
Less current portion	$—	$—
Non-current debt	$49.6	$53.4
The weighted-average interest rate on the revolving credit facility was 1.63% for the first nine months of 2021 and 2.19% for the full-year 2020.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2021	2022	2023	2024	2025	Thereafter	Total
Loan Notes due 2023	$—	$—	$25.0	$—	$—	$—	$25.0
Loan Notes due 2026	—	—	—	—	—	25.0	25.0
Total debt	$—	$—	$25.0	$—	$—	$25.0	$50.0
Loan notes due and shelf facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to September 26, 2021.
The Loan Notes due 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
The balance outstanding on the revolving credit facility at September 26, 2021, was nil, and at December 31, 2020, was $4.1 million, with $100.0 million undrawn at September 26, 2021 and $145.9 million undrawn at December 31, 2020. During the second quarter of 2021 we reduced our Revolving credit facility to $100.0 million, from $150.0 million.
The current banking facilities are due to expire July 31, 2022, however, a new facility is expected to be signed on October 26, 2021. See Note 16 for additional information.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 26, 2021.

10.    Discontinued Operations
Our Superform aluminum superplastic forming business which operated from sites in the U.S. and the U.K, and our U.S. aluminum gas cylinder business were historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of these businesses as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.
Our U.S. aluminum gas cylinder business was sold in March 2021 for $21.0 million. Subsequent to the First Quarter, $0.8 million of working capital adjustments were made, resulting in final proceeds of $20.2 million.
In September 2021, our Superform U.K. business was sold for $4.1 million, made up of $3.5 million cash received and $0.6 million of non-contingent, deferred consideration,receivable by September 30, 2022.
We expect our Superform U.S business to be sold within the next twelve months.

10.    Discontinued Operations (continued)
The assets and liabilities of the Superform U.S. business has been presented within Current assets held-for-sale and Current liabilities held-for-sale in the consolidated balance sheets for 2021 and 2020. Our Superform U.K. and U.S. aluminum gas cylinders business, along with our Superform U.S business has been presented within Current assets held-for-sale and Current liabilities held-for-sale in 2020. The Company has determined that the carrying value of the held-for-sale assets is recoverable and as a result no loss allowances have been recognized.
Results of discontinued operations were as follows:

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Net sales	$4.9	$12.7	$19.5	$41.0
Cost of goods sold	(4.7)	(13.3)	(20.4)	(40.4)
Gross profit / (loss)	$0.2	$(0.6)	$(0.9)	$0.6
Selling, general and administrative expenses	(1.4)	(1.4)	(3.1)	(4.1)
Restructuring charges	—	(0.1)	—	(0.1)
Other income	—	2.3	—	2.3
Operating (loss) / profit	$(1.2)	$0.2	$(4.0)	$(1.3)
Tax credit	0.5	—	1.2	—
Net (loss) / income	$(0.7)	$0.2	$(2.8)	$(1.3)

The earnings per share for discontinued operations for the first nine months of 2021 and 2020 was $0.14 and a loss of $0.05, respectively. The positive result in 2021 was the result of the $6.6 million gain on disposition of discontinued operations, partially offset by the $2.8 million loss from operations.

In the First Quarter of 2021, the Company sold its U.S. aluminum gas cylinders business for $20.2 million, after working capital adjustments, which resulted in a gain on sale of $6.7 million, net of a $2.0 million tax charge which was recognized in the First Quarter of 2021.

In the Third Quarter of 2021, the Company recorded a $0.1 million loss on the sale of the Superform U.K business, see below table. There was an additional $0.4 million true up to working capital in relation to the Graham disposal, resulting in a total $0.5 million loss on disposition in the quarter.

Third Quarter
In millions	2021
Cash consideration received	$3.5
Deferred consideration payable	0.6
Less
Net assets sold	(4.2)
Gross loss on disposition	(0.1)
Provision for income taxes	—
Net loss on disposition	$(0.1)

10.    Discontinued Operations (continued)
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	September 26,	December 31,
In millions	2021	2020
Property, plant and equipment	$1.1	$7.9
Right-of-use-assets from operating leases	0.4	3.1
Inventory	2.7	12.6
Accounts and other receivables	2.6	8.7
Held-for-sale assets	$6.8	$32.3

Held-for-sale liabilities
Accounts payable	0.6	4.3
Accrued liabilities	0.1	1.5
Other current liabilities	1.0	5.6
Held-for-sale liabilities	$1.7	$11.4

Also included within assets held-for-sale, but not disclosed as discontinued operations, in 2021 and 2020 is one building valued at $3.7 million, within our Elektron Segment.
The depreciation and amortization, capital expenditures and significant non-cash items were as follows:

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Cash flows from discontinued operations:
Depreciation	$0.1	$0.2	$0.4	$0.8
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
The effective income tax rate on continuing operations for the first none-months ended September 26, 2021, was 12.0%, compared to 28.1% for the first ine-months ended September 27, 2020. The 2021 rate has been impacted by a $2.8 million deferred tax credit as a result of the enacted increase in the U.K. tax rate from 19% to 25% from April 2023.

12.    Share Plans

Total share-based compensation expense for the quarters ended September 26, 2021, and September 27, 2020, was as follows:

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Total share-based compensation charges	$0.8	$0.8	$2.2	$2.1

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

13.    Shareholders' Equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Dividends declared and paid during the year:
Interim dividend paid February 5, 2020 ($0.125 per ordinary share)	$—	$—	$—	$3.4
Interim dividend paid May 6, 2020 ($0.125 per ordinary share)	—	—	—	3.4
Interim dividend paid August 5, 2020 ($0.125 per ordinary share)	—	3.4	—	3.4
Interim dividend paid February 4, 2021 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid May 5, 2021 ($0.125 per ordinary share)	—	—	3.4	—
Interim dividend paid August 4, 2021 ($0.125 per ordinary share)	3.4	—	3.4	—
	$3.4	$3.4	$10.2	$10.2

In millions	2021	2020
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 5, and to be paid November 4, 2020 ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared October 5, and to be paid November 3, 2021 ($0.125 per ordinary share)	3.4	—
	$3.4	$3.4

Based on a share buyback program approved by shareholders at the 2021 Annual General Meeting, in the Third Quarter the company purchased 88,734 total shares for $1.9 million; year to date purchases were 126,734 total shares for $2.8 million. Of the 126,734 repurchased in the year, 56,000 have been canceled with the remaining 70,374 retained within Treasury shares.

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
Elektron segment                                                Our Elektron segment focuses on specialty materials based primarily on magnesium and zirconium, with key product lines including advanced lightweight magnesium alloys with a variety of uses across a variety of industries; magnesium powders for use in countermeasure flares, as well as heater meals; photoengraving plates for graphic arts; and high-performance zirconium-based materials and oxides used as catalysts and in the manufacture of advanced ceramics, and many other performance products.
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
Financial information by reportable segment for the Third Quarter and year-to-date ended September 26, 2021, and September 27, 2020, is included in the following summary:

	Net sales				Adjusted EBITDA
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2021	2020	2021	2020	2021	2020	2021	2020
Gas Cylinders segment	$45.6	$32.3	$128.3	$107.0	$5.4	$7.1	$16.7	$16.6
Elektron segment	45.6	45.4	147.1	135.7	8.4	6.6	32.1	23.5
Consolidated	$91.2	$77.7	$275.4	$242.7	$13.8	$13.7	$48.8	$40.1

	Depreciation and amortization(1)				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2021	2020	2021	2020	2021	2020	2021	2020
Gas Cylinders segment	$1.4	$1.0	$3.9	$2.8	$0.5	$3.3	$1.1	$6.7
Elektron segment	2.4	2.4	7.3	7.2	—	0.9	1.0	1.0
Other	—	—	—	—	—	—	—	0.1
Consolidated	$3.8	$3.4	$11.2	$10.0	$0.5	$4.2	$2.1	$7.8

(1) Depreciation and amortization includes the expense recognized in relation to assets, and excludes amortization of debt issue costs.

14.    Segmental Information (continued)

	Total assets		Capital expenditures
	September 26,	December 31,	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020	2021	2020
Gas Cylinders segment	$128.3	$99.7	$0.2	$0.7	$0.7	$1.7
Elektron segment	194.8	189.7	1.8	0.9	4.9	3.4
Other	40.3	24.7	—	—	—	—
Discontinued operations	6.9	32.3	—	—	—	—
Consolidated	$370.3	$346.4	$2.0	$1.6	$5.6	$5.1

	Property, plant and equipment, net
	September 26,	December 31,
In millions	2021	2020
U.S.	$47.4	$44.3
United Kingdom	36.3	36.6
Canada	3.4	3.7
Rest of Europe	1.1	1.1
Asia Pacific	0.3	0.3
	$88.5	$86.0

The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Adjusted EBITDA	$13.8	$13.7	$48.8	$40.1
Other share-based compensation charges	(0.8)	(0.8)	(2.2)	(2.1)
Depreciation and amortization	(3.8)	(3.4)	(11.2)	(10.0)
Restructuring charges	(0.5)	(4.2)	(2.1)	(7.8)
Acquisition and disposal related costs	(0.6)	—	(1.5)	(0.2)
Other charges	—	—	(1.1)	—
Defined benefits pension credit	0.6	1.1	1.8	3.3
Interest expense, net	(0.8)	(1.2)	(2.4)	(3.5)
Provision for income taxes	(1.9)	(2.8)	(3.6)	(5.6)
Net income from continuing operations	$6.0	$2.4	$26.5	$14.2

14.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the Third Quarter and year-to-date ended September 26, 2021, and September 27, 2020:

	Net Sales(1)
	Third Quarter				Year-to-date
	2021		2020		2021		2020
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$49.4	54.2%	$41.1	52.9%	$151.8	55.1%	$132.8	54.8%
U.K.	6.5	7.1%	4.1	5.3%	17.5	6.4%	13.8	5.7%
Germany	5.1	5.6%	3.1	4.0%	13.2	4.8%	11.0	4.5%
France	2.6	2.9%	4.9	6.3%	9.3	3.4%	14.0	5.8%
Italy	3.5	3.8%	1.9	2.4%	9.5	3.4%	8.1	3.3%
Top five countries	$67.1	73.6%	$55.1	70.9%	$201.3	73.1%	$179.7	74.1%
Rest of Europe	4.9	5.4%	5.8	7.5%	19.0	6.9%	18.1	7.5%
Asia Pacific	13.7	15.0%	12.1	15.6%	38.1	13.8%	32.9	13.5%
Other (2)	5.5	6.0%	4.7	6.0%	17.0	6.2%	12.0	4.9%
	$91.2		$77.7		$275.4		$242.7
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Central America and Africa.

15.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $100.0 million at September 26, 2021 and $150.0 million at December 31, 2020. Of these committed facilities, nil was drawn at September 26, 2021 and $4.1 million was drawn at December 31, 2020. The current banking facilities are due to expire July 31, 2022, however, a new facility is expected to be signed on October 26, 2021. See Note 16 for additional information.
The Company had a separate (uncommitted) facility for letters of credit which at September 26, 2021 was £1.0 million ($1.4 million) and December 31, 2020 was £1.0 million ($1.3 million). None of these were utilized at September 26, 2021 and December 31, 2020, respectively.
The Company also has two separate (uncommitted) bonding facilities for bank guarantees, one denominated in GBP sterling of £4.5 million (2021: $6.2 million, 2020: $6.1 million), and one denominated in USD of $1.5 million (2020: $1.5 million). Of that dominated in GBP, £0.6 million ($0.8 million) and £1.0 million ($1.4 million) was utilized at September 26, 2021, and December 31, 2020, respectively. Of that denominated in USD, $0.9 million was utilized at September 26, 2021 and $0.8 million was utilized at December 31, 2020.
The Company also has a $4.0 million separate overdraft facility of which none was drawn at September 26, 2021 and at December 31, 2020. The Company has various uncommitted transitional banking and foreign exchange lines available for day-to-day operational purposes.

15.     Commitments and Contingencies (continued)
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

16. Subsequent Events
In October 2021, Luxfer has agreed a new five year, $100.0 million revolving credit facility, ("RCF") which is expected to become effective on October 26, 2021, with no material changes to the financial covenants but with improvements to other restrictive terms. The revised terms include an uncommitted, $50.0 million accordion facility.
The existing $50.0 million US private placement notes will also be amended in line with the new RCF terms. Additionally, the amendment includes a $50.0 million, uncommitted shelf facility available to issue long-term notes for up to three years from the effective date.

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
•availability of essential inputs, including but not limited to, raw materials, transport, energy and labor;
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

The global COVID-19 outbreak characterized by increased business uncertainty and broad based market weakness, had an adverse impact on our financial results during 2020 impacting demand across most of our end markets. We took a variety of actions during 2020 to help mitigate the financial impact, including executing additional cost savings measures, reducing our capital spending, initiating restructuring actions and proactively managing our working capital. Activity in most of the end markets we serve has improved throughout 2021 year-to-date, although like-for-like sales are still tracking at around 10% below the pre-pandemic 2019 level. The recovery in demand has had business impacts, including increased material cost inflation on key inputs (including magnesium, aluminum and carbon fiber), labor availability issues and energy and transport cost increases. Currently our expectation is that the impact of material and energy cost inflation and labor and transport constraints will continue at least into the fourth quarter of 2021, with continuing uncertainty around the outlook for 2022.

Luxfer’s top priority during this global pandemic has been the health and well-being of our employees, customers, shareholders, and the communities in which we operate. The Company continues to monitor the COVID-19 situation closely, including subsequent constraints on supply, while simultaneously executing business continuity plans. These business continuity plans include, but are not limited to, (i) retooling operations to maintain social distance and maximize employee safety; (ii) increasing resources and efforts to manage supply constraints in order to satisfy demand from the most impactful parts of our business; (iii) expanding flexible work arrangements and policies, where practical, to maximize employee safety; and (iv) providing regular updates to our shareholders, employees, customers, and suppliers in a transparent and timely manner.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Third Quarter of 2021 and 2020 of Luxfer were as follows:

	Third Quarter		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$91.2	$77.7	17.4%
Cost of goods sold	(70.1)	(58.8)	19.2%
Gross profit	21.1	18.9	11.6%
% of net sales	23.1%	24.3%	(1.2)
Selling, general and administrative expenses	(10.6)	(8.4)	26.2%
% of net sales	11.6%	10.8%	0.8
Research and development	(1.3)	(1.0)	30.0%
% of net sales	1.4%	1.3%	0.1
Restructuring charges	(0.5)	(4.2)	(88.1)%
% of net sales	0.5%	5.4%	(4.9)
Acquisition and disposal related costs	(0.6)	—	n/a
% of net sales	0.7%	—%	0.7
Operating income	$8.1	$5.3	52.8%
% of net sales	8.9%	6.8%	2.1
Net interest expense	(0.8)	(1.2)	(33.3)%
% of net sales	0.9%	1.5%	(0.6)
Defined benefit pension credit	0.6	1.1	(45.5)%
% of net sales	0.7%	1.4%	(0.7)
Income before income taxes	$7.9	$5.2	51.9%
% of net sales	8.7%	6.7%	2.0
Provision for income taxes	(1.9)	(2.8)	(32.1)%
Effective tax rate	24.1%	53.8%	(29.7)
Net income	$6.0	$2.4	150.0%
% of net sales	6.6%	3.1%	3.5

The consolidated results of operations for the first nine months ended September 26, 2021 and September 27 2020 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2021	2020	2021 v 2020
Net sales	$275.4	242.7	13.5%
Cost of goods sold	(203.2)	(181.7)	11.8%
Gross profit	72.2	61.0	18.4%
% of net sales	26.2%	25.1%	1.1
Selling, general and administrative expenses	(33.9)	(30.3)	11.9%
% of net sales	12.3%	12.5%	(0.2)
Research and development	(2.9)	(2.6)	11.5%
% of net sales	1.1%	1.1%	0.0
Restructuring charges	(2.1)	(7.8)	(73.1)%
% of net sales	0.8%	3.2%	(2.4)
Acquisition and disposal related costs	(1.5)	(0.2)	650.0%
% of net sales	0.5%	(0.1)%	0.6
Other charges	(1.1)	—	n/a
% of net sales	0.4%	—%	0.4
Operating income	$30.7	$20.1	52.7%
% of net sales	11.1%	8.3%	2.8
Net interest expense	(2.4)	(3.5)	(31.4)%
% of net sales	0.9%	1.4%	(0.5)
Defined benefit pension credit	1.8	3.3	(45.5)%
% of net sales	0.7%	1.4%	(0.7)
Income before income taxes and equity in net loss from affiliates	$30.1	$19.9	51.3%
% of net sales	10.9%	8.2%	2.7
Provision for income taxes	(3.6)	(5.6)	(35.7)%
Effective tax rate	12.0%	28.1%	(16.1)
Income before equity in net loss from affiliates	$26.5	$14.3	85.3%
% of net sales	9.6%	5.9%	3.7
Equity in loss of unconsolidated affiliates (net of tax)	—	(0.1)	n/a
% of net sales	—%	—%	n/a
Net income / (loss)	$26.5	$14.2	86.6%
% of net sales	9.6%	5.9%	3.7

Net sales
The 17.4% and 13.5% increase in consolidated net sales in the third quarter and first nine months, respectively, of 2021 from 2020 was primarily the result of the continuing recovery in volumes adversely impacted by COVID-19 in the prior year, with the most significant factors being:
•Increased sales in Luxfer Gas Cylinders of $7.9 million and $17.1 million in the third quarter and first nine months respectively, due to the acquisition of Structural Composite Industries at the end of the first quarter, which primarily impacted sales of cylinders used in aerospace and alternative fuels applications;
•Increased sales of SCBA cylinders used by first responders;
•Increased sales in Luxfer MEL Technologies of zirconium catalysis automotive products;
•Increased sales in Luxfer Magtech of magnesium powders for military applications; and
•Favorable foreign exchange variances of $2.1 million in the quarter and $9.6 million in the year to date.

Gross profit
The 1.1 percentage point increase in gross profit as a percentage of sales in the first nine months of 2021 from 2020 was primarily the result of the impact of our ongoing cost reduction program. This has been partially offset in the third quarter, which saw a 1.2 percentage point decrease in gross profit as a percentage of sales, largely due to the impact of inflationary cost pressures not fully offset by cost reduction program initiatives.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in the third quarter and first nine months of 2021 from 2020 increased by 0.8 and reduced by 0.2 percentage points respectively.

Research and development costs
Research and development cost as a percentage of sales increased by 0.1 percentage points in the third quarter of 2021 relative to 2020, and was flat, again as a percentage of sales, in the first nine months.

Restructuring charges
The $0.5 million and $2.1 million restructuring charge in the third quarter and first nine months of 2021 included $0.3 million and $1.1 million respectively of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. The nine months of 2021 also includes $0.9 million of one-time employee termination costs in the Elektron division, largely in relation to the divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
The $4.2 million and $7.8 million restructuring charge in the third quarter and first nine months of 2020 was predominantly ($3.3 million and $6.5 million respectively) the result of further costs associated with the announced closure of Luxfer Gas Cylinders France, including one-time employee costs and associated legal and professional fees. In addition we incurred one-time employee costs in relation to COVID-led cost saving programs largely affecting our Elektron Division, of $0.9 million and $1.3 million in the third quarter and first nine months of 2020 respectively.

Acquisition and disposal related costs
Net costs of $0.6 million and $1.5 million incurred in the third quarter and first nine months of 2021 respectively primarily relate to the acquisition of Structural Composites Industries.
Acquisition related costs of $0.2 million in 2020 represents amounts incurred in relation to merger and acquisition ("M&A"), exploration activities net of a $0.1 million release of deferred contingent consideration.

Other charges
Other charges in the first nine months of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter.

Net interest expense
Net interest expense of $0.8 million in the third quarter of 2021 reduced from $1.2 million in the third quarter 2020, largely due to the $25 million early repayment in December 2020 of the Loan Notes 2021. This also resulted in lower net interest expense of $2.4 million in the first nine months of 2021 relative to $3.5 million in the first nine months of 2020.

Defined benefit pension credit
The $0.5 million and $1.5 million decrease in defined benefit pension credit to $0.6 million and $1.8 million in the third quarter and first nine months of 2021 from $1.1 million and $3.3 million in 2020 is primarily due to the combined effect on the U.K. plan of lower projected asset returns and a higher post-2030 inflation projection in the U.K., partially offset by a fall in the discount rate.

Provision for income taxes
The movement in the statutory effective tax rate from 28.1% in 2020, to 12.0% in 2021, was primarily due to the impact of the enacted tax rate change in the U.K., which is due to rise from 19% to 25% in April 2023. The subsequent increase in the value of deferred tax assets related to our defined benefit pension plan resulted in a credit of $2.2 million recorded in our tax charge in the second quarter. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has decreased to 21.2% in 2021 from 22.1% in 2020, largely as a result of tax rate changes in the prior year affecting the valuation of net operating loss deferred tax assets, partially offset by changes in the profit mix by tax jurisdiction.

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

	Third Quarter		Year-to-date
In millions except per share data	2021	2020	2021	2020
Net income from continuing operations	$6.0	$2.4	$26.5	$14.2
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.3	0.2	0.7	0.6
Acquisition and disposal related costs	0.6	—	1.5	0.2
Defined benefit pension credit	(0.6)	(1.1)	(1.8)	(3.3)
Restructuring charges	0.5	4.2	2.1	7.8
Other charges	—	—	1.1	—
Share-based compensation charges	0.8	0.8	2.2	2.1
Other non-recurring tax items(1)	—	—	(2.2)	—
Income tax on adjusted items	(0.4)	0.1	(1.8)	(0.4)
Adjusted net income	$7.2	$6.6	$28.3	$21.2

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.21	$0.09	$0.94	$0.51
Impact of adjusted items	0.04	0.15	0.06	0.25
Adjusted diluted earnings per ordinary share(2)	$0.26	$0.24	$1.01	$0.76
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

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Adjusted net income	$7.2	$6.6	$28.3	$21.2
Add back:
Other non-recurring tax items	—	—	2.2	—
Income tax on adjusted items	0.4	(0.1)	1.8	0.4
Provision for income taxes	1.9	2.8	3.6	5.6
Net finance costs	0.8	1.2	2.4	3.5
Adjusted EBITA	$10.3	$10.5	$38.3	$30.7
Depreciation	3.5	3.2	10.5	9.4
Adjusted EBITDA	$13.8	$13.7	$48.8	$40.1

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Third Quarter		Year-to-date
In millions	2021	2020	2021	2020
Adjusted net income	$7.2	$6.6	$28.3	$21.2
Add back:
Other non-recurring tax items	—	—	2.2	—
Income tax on adjusted items	0.4	(0.1)	1.8	0.4
Provision for income taxes	1.9	2.8	3.6	5.6
Adjusted income before income taxes	$9.5	$9.3	$35.9	$27.2
Adjusted provision for income taxes	2.3	2.7	7.6	6.0
Adjusted effective tax rate	24.2%	29.0%	21.2%	22.1%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; restructuring charges; acquisition and disposal related gains and costs; other charges; and depreciation and amortization. A reconciliation to net income and taxes can be found in Note 14 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2021	2020	2021 v 2020	2021	2020	2021 v 2020
Net sales	$45.6	$32.3	41.2%	$128.3	$107.0	19.9%
Adjusted EBITDA	5.4	7.1	(23.9)%	16.7	16.6	0.6%
% of net sales	11.8%	22.0%	(10.2)	13.0%	15.5%	(2.5)
Net sales
The 41.2% and 19.9% increase in Gas Cylinders sales in the third quarter and first nine months, respectively, of 2021 from 2020 was primarily the result of:
•Increased sales of $7.9 million and $17.1 million in the third quarter and first nine months respectively, due to the acquisition of Structural Composite Industries at the end of the first quarter, which positively impacted cylinders used in aerospace and alternative fuels applications;
•Increased sales of SCBA cylinders used by first responders; and
•Increased sales of cylinders for gas calibration and other industrial applications.

Adjusted EBITDA
The 10.2 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the third quarter of 2021 relative to 2020 is primarily due to losses incurred by the recently acquired SCI business. There was a 2.5 percentage point decrease in profitability in the first nine months of 2021 from 2020.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2021	2020	2021 v 2020	2021	2020	2021 v 2020
Net sales	$45.6	$45.4	0.4%	$147.1	$135.7	8.4%
Adjusted EBITDA	8.4	6.6	27.3%	32.1	23.5	36.6%
% of net sales	18.4%	14.5%	3.9	21.8%	17.3%	4.5
Net sales
The 0.4% and 8.4% increase in Elektron sales in the third quarter and first nine months, respectively, of 2021 from 2020 was primarily the result of a partial recovery from the COVID-19 related disruption in the prior year, including:
•Increased sales of zirconium-based automotive catalysts;
•Increased sales of Luxfer Magtech magnesium powders for military applications; and
•Increased sales of Luxfer Graphic Arts photo-engraving plates.

Adjusted EBITDA
The 3.9 and 4.5 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in the third quarter and first nine months respectively of 2021 from 2020 was primarily the result of the partial recovery in volumes impacted by the pandemic in the prior year, characterized by improved product sales mix and continuing benefit from cost saving measures.

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
The current banking facilities are due to expire July 31, 2022, however, a new facility is expected to be signed on October 26, 2021. See Note 16 of Item 1. Financial Statements and Supplementary Data for additional information.
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

We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement and the Senior Facilities Agreement throughout all of the quarterly measurement dates from inception to September 26, 2021.
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
Cash Flows
Operating activities
Cash provided by operating activities was $34.1 million for the first nine months in 2021. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash provided by operating activities was $36.7 million in the first nine months of 2020. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $1.2 million for the first nine months of 2021, compared to net cash used for investing activities of $4.5 million in 2020.The movement was primarily due to acquisition and disposal activity. There was $20.2 million and $3.5 million of proceeds received from the divestiture of our U.S. aluminum gas cylinder facility and our Superform UK business respectively, partially offset by the $19.3 million acquisition of Structural Composite Industries. In addition, capital expenditures decreased from $5.8 million in the first nine months of 2020, to $5.6 million in 2021.
Financing activities
In the first nine months of 2021, net cash used for financing activities was $19.3 million (2020: $27.3 million). We made net repayments on our banking facilities of $nil (2020: $16.5 million repayment) and dividend payments of $10.2 million (2020: $10.2 million), equating to $0.375 per ordinary share. In 2020 we received $1.1 million in relation to proceeds from sales of shares, no shares have been sold in 2021. In addition, we paid out $1.9 million (2020: $1.3 million) in settling share based compensation.
Based on a share buyback program approved by shareholders at the 2020 Annual General Meeting, in the Third Quarter the company purchased 88,734 total shares for $1.9 million; year to date purchases were 126,734 total shares for $2.8 million. Of the 126,734 repurchased in the year, 56,000 have been canceled with the remaining 70,734 retained within Treasury shares.

Capital Resources
Dividends
We paid year-to-date dividends in 2021 of $10.2 million (2020: $10.2 million year-to-date), or $0.375 per ordinary share.
Any payment of dividends is also subject to the provisions of the U.K. Companies Act, according to which dividends may only be paid out of profits available for distribution determined by reference to financial statements prepared in accordance with international accounting standards in conformity with the requirements of the Companies Act 2006, which differ in some respects from GAAP. In the event that dividends are paid in the future, holders of the ordinary shares will be entitled to receive payments in U.S. dollars in respect of dividends on the underlying ordinary shares in accordance with the deposit agreement. Furthermore, because we are a holding company, any dividend payments would depend on cash flows from our subsidiaries.
Authorized shares
Our authorized share capital consists of 40.0 million ordinary shares with a par value of £0.50 per share.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In millions	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual cash obligations
Loan Notes due 2023	$25.0	$—	$25.0	$—	$—
Loan Notes due 2026	25.0	—	—	25.0	—
Obligations under operating leases	21.3	1.3	6.0	4.1	9.9
Capital commitments	0.7	0.7	—	—	—
Interest payments	8.0	2.5	3.4	2.1	—
Total contractual cash obligations	$80.0	$4.5	$34.4	$31.2	$9.9
The were no drawings at September 26, 2021 on the Revolving Credit Facility.
Off-balance sheet measures
At September 26, 2021, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 15.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first nine months ended September 26, 2021. For additional information, refer to Item 7A of our 2020 Annual Report on Form 10-K, filed with the SEC on March 2, 2021.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 26, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended September 26, 2021, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and year-to-date period ended September 26, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter and year ended ended September 26, 2021, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
October 25, 2021