Form 10-Q
period 2022-03-27
LUXFER HOLDINGS PLC
filed 2022-04-25
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35370
Luxfer Holdings PLC
(Exact Name of Registrant as Specified in Its Charter)

England and Wales	98-1024030
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
8989 North Port Washington Road, Suite 211,
Milwaukee, WI, 53217
(Address of principal executive offices) (Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on March 27, 2022, was 27,495,439.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per-share data	2022	2021
Net sales	$97.0	$85.2
Cost of goods sold	(72.8)	(60.0)
Gross profit	24.2	25.2
Selling, general and administrative expenses	(10.7)	(10.6)
Research and development	(1.3)	(0.8)
Restructuring charges	(1.4)	(1.4)
Acquisition-related costs	(0.2)	(0.2)
Other charges	—	(1.1)
Operating income	10.6	11.1
Interest expense	(0.8)	(0.8)
Defined benefit pension credit	0.4	0.6
Income before income taxes	10.2	10.9
Provision for income taxes	(2.5)	(2.3)
Net income from continuing operations	7.7	8.6

Net loss from discontinued operations, net of tax	(0.1)	(1.6)
Gain on disposition of discontinued operations, net of tax	—	7.5
Net (loss) / income from discontinued operations	$(0.1)	$5.9

Net income	$7.6	$14.5

Earnings / (loss) per share (1)
Basic from continuing operations	$0.28	$0.31
Basic from discontinued operations	$—	$0.21
Basic	$0.28	$0.52

Diluted from continuing operations	$0.28	$0.31
Diluted from discontinued operations	$—	$0.21
Diluted	$0.28	$0.52

Weighted average ordinary shares outstanding
Basic	27,490,741	27,658,871
Diluted	27,696,118	28,057,323
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
In the first quarter of 2022, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	First Quarter
In millions	2022	2021
Net income	$7.6	$14.5

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(1.8)	0.9
Pension and post-retirement actuarial gains, net of $0.1 and $0.1 tax, respectively	0.4	0.6
Other comprehensive (loss) / income, net of tax	(1.4)	1.5

Total comprehensive income	$6.2	$16.0

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 27,	December 31,
In millions, except share and per-share data	2022	2021
Current assets
Cash and cash equivalents	$17.2	$6.2
Restricted cash	0.1	0.2
Accounts and other receivables, net of allowances of $0.8 and $0.8, respectively	69.6	57.8
Inventories	105.9	90.5
Assets held-for-sale	12.6	8.5
Total current assets	$205.4	$163.2
Non-current assets
Property, plant and equipment, net	$83.0	$87.5
Right-of-use assets from operating leases	21.5	12.6
Goodwill	68.9	69.7
Intangibles, net	13.4	13.7
Deferred tax assets	7.9	8.0
Pensions and other retirement benefits	14.0	13.7
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$414.5	$368.8
Current liabilities
Accounts payable	$37.8	$31.7
Accrued liabilities	31.3	28.2
Taxes on income	5.5	3.0
Liabilities held-for-sale	4.5	1.4
Other current liabilities	19.5	19.6
Total current liabilities	$98.6	$83.9
Non-current liabilities
Long-term debt	$85.9	$59.6
Pensions and other retirement benefits	1.9	1.9
Deferred tax liabilities	2.7	2.7
Other non-current liabilities	18.8	11.6
Total liabilities	$207.9	$159.7
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2022 and 2021; issued and outstanding 28,944,000 shares for 2022 and 2021	$26.5	$26.5
Deferred shares of £0.0001 par value; authorized, issued and outstanding 761,835,318,444 shares for 2022 and 2021	149.9	149.9
Additional paid-in capital	70.7	70.9
Treasury shares	(11.1)	(9.6)
Own shares held by ESOP	(1.1)	(1.1)
Retained earnings	108.1	107.5
Accumulated other comprehensive loss	(136.4)	(135.0)
Total shareholders' equity	$206.6	$209.1
Total liabilities and shareholders' equity	$414.5	$368.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2022	2021
Operating activities
Net income	$7.6	$14.5
Net loss / (income) from discontinued operations	0.1	(5.9)
Net income from continuing operations	7.7	8.6
Adjustments to reconcile net income to net cash (used for) / provided by operating activities
Depreciation	3.5	3.2
Amortization of purchased intangible assets	0.2	0.2
Amortization of debt issuance costs	0.2	0.1
Share-based compensation charges	0.2	0.5
Deferred income taxes	0.1	0.3
Defined benefit pension credit	(0.4)	(0.6)
Defined benefit pension contributions	—	(1.4)
Changes in assets and liabilities
Accounts and other receivables	(12.2)	(7.4)
Inventories	(16.2)	(0.1)
Other current assets	(3.0)	(1.7)
Accounts payable	6.8	6.7
Accrued liabilities	3.4	2.5
Other current liabilities	2.0	2.0
Other non-current assets and liabilities	(1.6)	2.3
Net cash (used for) / provided by operating activities - continuing	(9.3)	15.2
Net cash provided by operating activities - discontinued	—	—
Net cash (used for) / provided by operating activities	$(9.3)	$15.2
Investing activities
Capital expenditures	$(1.0)	$(1.4)
Proceeds from sale of discontinued operations	—	21.0
Business acquisition	—	(19.3)
Net cash (used for) / provided by investing activities - continuing	$(1.0)	$0.3
Net cash used for investing activities - discontinued	$—	$—
Net cash (used for) / provided by investing activities	$(1.0)	$0.3
Financing activities
Net drawdown of long-term borrowings	26.7	19.5
Share-based compensation cash paid	(0.4)	(1.3)
Dividends paid	(3.4)	(3.4)
Repurchases of ordinary shares	(1.5)	—
Net cash from financing activities	$21.4	$14.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Net increase	$10.9	$30.3
Cash, cash equivalents and restricted cash; beginning of year (1)	6.4	1.5
Cash, cash equivalents and restricted cash; end of the First Quarter (1)	17.3	31.8

Supplemental cash flow information:
Interest payments	$0.8	$0.9
Income tax receipts, net	(0.1)	—
(1) Cash, cash equivalents and restricted cash at March 27, 2022 consists of $17.2 million (December 31, 2021: $6.2 million) cash and cash equivalents and $0.1 million (December 31, 2021: $0.2 million) restricted cash.

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary share capital	Deferred share capital	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income	—	—	—	—	—	—	—	14.5	—	14.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of treasury shares to satisfy share based compensation	—	—	(1.4)	—	—	—	0.1	—	—	(1.3)
At March 28, 2021	$26.6	$149.9	$69.7	(0.4)	$(4.0)	(1.0)	$(1.3)	$102.3	$(164.3)	$178.9

At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income	—	—	—	—	—	—	—	7.6	—	7.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	—	0.2	—	—	—	—	—	—	0.2
Share buyback	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 27, 2022	$26.5	$149.9	$70.7	(0.7)	$(11.1)	(0.8)	$(1.1)	$108.1	$(136.4)	$206.6

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
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter, 2022, ended March 27, 2022, and the First Quarter, 2021, ended March 28, 2021.
Impact of COVID-19 on the Financial Statements
Demand from most end-markets we serve continues to improve in to 2022, following a period of recovery in 2021 from the adverse impact of COVID-19, which began in March 2020. The global political environment has become increasingly uncertain, combined with sharp recovery in demand and supply chain challenges, has resulted in some adverse business impacts, including increased material cost inflation on key inputs (including magnesium, aluminum and carbon fiber), labor availability issues and energy and transport cost increases.
Currently, our expectation is that the impact of material and energy cost inflation and labor and transport constraints will continue at least throughout 2022, but it is our intention to pass through inflation to our customers where possible.
Accounting standards issued but not yet effective
None expected to be material to the Company.

2.    Earnings per share

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2022	2021
Basic earnings:
Net income from continuing operations	$7.7	$8.6
Net (loss) / income from discontinued operations	(0.1)	5.9
Net income	$7.6	$14.5

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,490,741	27,658,871
Dilutive effect of potential common stock	205,377	398,452
For diluted earnings per share	27,696,118	28,057,323

Earnings / (loss) per share using weighted average number of ordinary shares outstanding:(1)
Basic earnings per ordinary share for continuing operations	$0.28	$0.31
Basic (loss) / earnings per ordinary share for discontinued operations	$—	$0.21
Basic earnings per ordinary share	$0.28	$0.52

Diluted earnings per ordinary share for continuing activities	$0.28	$0.31
Diluted (loss) / earnings per ordinary share for discontinued operations	$—	$0.21
Diluted earnings per ordinary share	$0.28	$0.52

(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
In the first quarter of 2022, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations. As a result, 205,377 shares combined were not included in the computation of diluted EPS for discontinued operations for the first quarter of 2022.
3.    Net sales
Disaggregated sales disclosures for the quarters ended March 27, 2022, and March 28, 2021, are included below and in Note 14, Segment Information.

	First Quarter
	2022			2021
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$8.4	$26.9	$35.3	$5.8	$21.7	$27.5
Transportation	16.9	12.9	29.8	14.9	11.8	26.7
Defense, First Response & Healthcare	17.1	14.8	31.9	15.5	15.5	31.0
	$42.4	$54.6	$97.0	$36.2	$49.0	$85.2
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring charges
The $1.4 million restructuring charge in 2022 relates solely to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.
The $1.4 million restructuring charge in 2021 included $0.5 million of costs associated with the closure of Luxfer Gas Cylinders France and $0.9 million in relation to rationalization activity in the Elektron segment, which included $0.1 million of asset and inventory impairments, largely in relation to the planned divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
Restructuring-related costs included within Restructuring charges in the Condensed Consolidated Financial Statements by reportable segment were as follows:

	First Quarter
In millions	2022	2021
Severance and related costs
Gas Cylinders segment	$1.4	$0.5
Elektron segment	—	0.9
Total restructuring charges	$1.4	$1.4

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2022
Balance at January 1, 2022	$11.7
Costs incurred	1.4
Cash payments and other	(6.6)
Balance at March 27, 2022	$6.5

5.    Acquisitions and acquisition-related costs
Acquisition-related costs of $0.2 million in the First Quarters of 2022 and 2021 represent professional fees incurred in relation to the SCI acquisition.
On March 15, 2021, the Company completed the acquisition of the Structural Composites Industries LLC ("SCI") business of Worthington Industries, Inc., based in Pomona, California, for $19.3 million cash consideration. The acquisition of SCI strengthens Luxfer’s composite cylinder offerings and aligns with recent investment to enhance our alternative fuel capabilities to capitalize on the growing compressed natural gas (CNG) and hydrogen opportunities.
The fair value of assets and liabilities acquired are as follows:

In millions
Accounts and other receivables	$4.7
Inventories	6.7
Property, plant and equipment	7.8
Customer relationships	1.8
Less:
Accounts payable	(1.7)
Net assets acquired	19.3

Purchase consideration	$19.3

6.    Other charges
There were no other charges in the first quarter of 2022. Other charges of $1.1 million in the First Quarter of 2021 related to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter.

7.    Supplementary balance sheet information

	March 27,	December 31,
In millions	2022	2021
Accounts and other receivables
Trade receivables	$59.7	$45.8
Related parties	0.1	0.1
Prepayments and accrued income	5.1	8.5
Derivative financial instruments	0.3	0.1
Deferred consideration	1.0	1.0
Other receivables	3.4	2.3
Total accounts and other receivables	$69.6	$57.8

Inventories
Raw materials and supplies	$49.1	$39.3
Work-in-process	31.0	26.7
Finished goods	25.8	24.5
Total inventories	$105.9	$90.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$60.2	$64.6
Machinery and equipment	263.1	266.3
Construction in progress	8.7	8.4
Total property, plant and equipment	332.0	339.3
Accumulated depreciation and impairment	(249.0)	(251.8)
Total property, plant and equipment, net	$83.0	$87.5

Other current liabilities
Short term provision	$0.2	$0.2
Restructuring provision	6.5	11.7
Derivative financial instruments	0.1	0.1
Operating lease liability	4.5	3.0
Dividend payable	3.6	—
Advance payments	4.6	4.6
Total other current liabilities	$19.5	$19.6

Other non-current liabilities
Contingent liabilities	$1.4	$1.8
Operating lease liability	17.2	9.8
Other non-current liabilities	0.2	—
Total other non-current liabilities	$18.8	$11.6

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the First Quarter, ended March 27, 2022, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2022	$27.6	$42.1	$69.7
Exchange difference	(0.6)	(0.2)	(0.8)
Balance at March 27, 2022	$27.0	$41.9	$68.9

Identifiable intangible assets consisted of the following:

	Customer relationships	Technology and trading related	Total
	$M	$M	$M
Cost:
At January 1, 2022	15.2	8.2	23.4
Exchange movements	—	(0.1)	(0.1)
At March 27, 2022	15.2	8.1	23.3

Accumulated amortization:
At January 1, 2022	5.7	4.0	9.7
Provided during the year	0.1	0.1	0.2
At March 27, 2022	5.8	4.1	9.9

Net book values:
At January 1, 2022	9.5	4.2	13.7
At March 27, 2022	9.4	4.0	13.4

Identifiable intangible asset amortization expense was $0.2 million and $0.2 million for the First Quarters of 2022 and 2021 respectively.

Intangible asset amortization expense during the remainder of 2022 and over the next five years is expected to be approximately $0.8 million in 2022 and $1.0 million per year respectively.

9.    Debt

Debt outstanding was as follows:

In millions	March 27, 2022	December 31, 2021
4.88% Loan Notes due 2023	$25.0	$25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	36.9	10.8
Unamortized debt issuance costs	(1.0)	(1.2)
Total debt	$85.9	$59.6
Less current portion	$—	$—
Non-current debt	$85.9	$59.6
The weighted-average interest rate on the revolving credit facility was 2.13% for the First Quarter of 2022 and 2.19% for the full-year 2021.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Loan Notes due 2023	—	25.0	—	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	25.0	—	25.0
Revolving credit facility	—	—	—	—	36.9	—	36.9
Total debt	$—	$25.0	$—	$—	$61.9	$—	$86.9
Loan notes due and revolving credit facility
We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 27, 2022.
The Loan Notes due 2023 and 2026, the Revolving Credit Facility and the Note Purchase and Private Shelf Agreement are governed by the laws of the State of New York.
Senior Facilities Agreement
During the First Quarter of 2022, we drew down net $26.7 million on the Revolving Credit Facility, and the balance outstanding at March 27, 2022, was $36.9 million, and at December 31, 2021, was $10.8 million, with $63.1 million undrawn at March 27, 2022, and $89.2 million at December 31, 2021.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 27, 2022.
In October 2021, the Company completed a refinancing of its existing Revolving Credit Facility, extending its tenure to 2026.

10.    Discontinued Operations
Our Superform aluminum superplastic forming business operating in the U.S. was historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of this business as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. We expect the sale of our Superform business to occur in 2022.
The assets and liabilities of the Superform business have been presented within assets held-for-sale and liabilities held-for-sale in the consolidated balance sheets for 2022 and 2021.
In 2021, our Superform U.K. business was also disclosed within assets and liabilities held-for-sale. The business was sold in September 2021.
Results of discontinued operations were as follows:

	First Quarter
In millions	2022	2021
Net sales	$1.7	$9.7
Cost of goods sold	(1.6)	(10.1)
Gross profit / (loss)	$0.1	$(0.4)
Selling, general and administrative expenses	(0.2)	(1.4)
Operating loss	$(0.1)	$(1.8)
Tax credit	—	0.2
Net loss	$(0.1)	$(1.6)

In the First Quarter of 2021, the Company sold its U.S. aluminum gas cylinders business for $21.0 million, which resulted in a gain on sale of $7.5 million, net of a $2.0 million tax charge, which was recognized in the First Quarter of 2021.
In the Second Quarter of 2021, there was a $0.4 million working capital adjustment, reducing the purchase price to $20.6 million and the gain on disposal to $7.1 million.
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	March 27,	December 31,
In millions	2022	2021
Right-of-use-assets from operating leases	3.2	—
Inventory	2.7	2.7
Accounts and other receivables	1.8	2.1
Held-for-sale assets	$7.7	$4.8

Held-for-sale liabilities
Accounts payable	0.5	0.5
Accrued liabilities	0.1	0.1
Other liabilities	0.6	—
Lease liabilities	3.3	0.8
Held-for-sale liabilities	$4.5	$1.4
Also included within assets held-for-sale in 2022 and 2021 are land and buildings valued at $4.9 million and $3.7 million, respectively, within our Elektron Segment.
The significant non-cash items were as follows:

	First Quarter
In millions	2022	2021
Cash flows from discontinued operating activities:
Depreciation	$—	$0.2
Cash balances are swept into the treasury entities at the end of each day, and these sweeps are recorded within operating cash flows in the statements of cash flows.

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
The effective income tax rate for the Quarter ended March 27, 2022, was 24.5%, compared to 21.1% for the Quarter ended March 28, 2021.

12.    Share Plans

Total share-based compensation expense for the quarters ended March 27, 2022, and March 28, 2021, was as follows:

	First Quarter
In millions	2022	2021
Total share-based compensation charges	$0.2	$0.5
In March 2022, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 167,400, and the weighted average fair value of options granted in 2022 was estimated to be $17.82 per share.
Also in March 2022, approximately 17,000 awards were granted based on the achievement of total shareholder return targets from the period January 1, 2019, to December 31, 2021. 50% of these awards vested immediately upon grant, with the remaining 50% vesting in March 2023.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2022 and the year-ended December 31, 2021:

	First Quarter	Year ended December 31,
	2022	2021
Dividend yield (%)	2.27	2.27
Expected volatility range (%)	42.80 - 59.03	42.80 - 59.03
Risk-free interest rate (%)	0.04 - 0.24	0.04 - 0.24
Expected life of share options range (years)	0.50 - 4.00	0.50 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Models used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.    Shareholders' Equity
(a) Dividends paid and proposed

In millions	2022	2021
Dividends declared and paid during the year:
Interim dividend paid February 4, 2021 ($0.125 per ordinary share)	$—	$3.4
Interim dividend paid February 2, 2022 ($0.125 per ordinary share)	3.4	—
Interim dividend declared March 10, 2022, and to be paid May 4, 2022 : ($0.130 per ordinary share)	3.6	$—
	7.0	3.4

In millions	2022	2021
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 5 2021, and paid May 5, 2021: ($0.125 per ordinary share)	$—	$3.4
	$—	$3.4

14.    Segment Information
We classify our operations into two core business segments, Gas Cylinders and Elektron, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has four identified business units, which aggregate into the two reportable segments. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies, Luxfer Magtech and Luxfer Graphic Arts aggregate into the Elektron segment. The Superform business unit used to aggregate into the Gas Cylinders segment but is now recognized as discontinued operations. A summary of the operations of the segments is provided below:
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(1) and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; restructuring charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and defined benefit pension credit.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
(1) Adjusted EBITA is adjusted EBITDA less depreciation.

14.    Segment Information (continued)
Financial information by reportable segment for the Quarters ended March 27, 2022, and March 28, 2021, is included in the following summary:

	Net sales		Adjusted EBITDA
	First Quarter		First Quarter
In millions	2022	2021	2022	2021
Gas Cylinders segment	$42.4	$36.2	$2.7	$6.0
Elektron segment	54.6	49.0	13.4	11.7
Consolidated	$97.0	$85.2	$16.1	$17.7

	Depreciation and amortization		Restructuring charges
	First Quarter		First Quarter
In millions	2022	2021	2022	2021
Gas Cylinders segment	$1.4	$0.9	$1.4	$0.5
Elektron segment	2.3	2.5	—	0.9
Consolidated	$3.7	$3.4	$1.4	$1.4

	Total assets		Capital expenditures
	First Quarter	December 31,	First Quarter
In millions	2022	2021	2022	2021
Gas Cylinders segment	$140.0	$122.7	$0.2	$0.3
Elektron segment	222.5	206.5	0.8	1.2
Other	44.3	34.8	—	—
Discontinued operations	7.7	4.8	—	—
Consolidated	$414.5	$368.8	$1.0	$1.5

	Property, plant and equipment, net
	First Quarter	December 31,
In millions	2022	2021
United States	$44.0	$46.9
United Kingdom	34.6	36.0
Canada	3.2	3.3
Rest of Europe	1.0	1.0
Asia Pacific	0.2	0.3
	$83.0	$87.5
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	First Quarter
In millions	2022	2021
Adjusted EBITDA	$16.1	$17.7
Other share-based compensation charges	(0.2)	(0.5)
Depreciation and amortization	(3.7)	(3.4)
Restructuring charges	(1.4)	(1.4)
Acquisition costs	(0.2)	(0.2)
Other charges	—	(1.1)
Defined benefits pension credit	0.4	0.6
Interest expense, net	(0.8)	(0.8)
Provision for income taxes	(2.5)	(2.3)
Net income from continuing operations	$7.7	$8.6

14.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the First Quarter ended March 27, 2022, and March 28, 2021:

	Net Sales(1)
	2022		2021
	$M	Percent	$M	Percent
United States	$55.3	57.0%	$46.7	54.9%
U.K.	5.4	5.6%	5.3	6.2%
Germany	4.5	4.6%	3.7	4.3%
Italy	3.5	3.6%	3.6	4.2%
France	2.3	2.4%	3.3	3.9%
Top five countries	$71.0	73.2%	$62.6	73.5%
Rest of Europe	6.0	6.2%	7.1	8.3%
Asia Pacific	14.6	15.0%	11.0	12.9%
Other (2)	5.4	5.6%	4.5	5.3%
	$97.0		$85.2

(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $100.0 million at March 27, 2022, and December 31, 2021. Of these committed facilities, $36.9 million was drawn at March 27, 2022, and $10.8 million at December 31, 2021. The Company also had an additional $50.0 million of uncommitted facilities through an accordian provision.
The Company also has two separate uncommitted bank guarantee facilities, one denominated in GBP sterling of £0.5 million (2022: $0.7 million, 2021: $0.9 million), and one denominated in USD of $0.9 million (2021: $1.5 million). Of that dominated in GBP, £0.1 million ($0.2 million) and £0.1 million ($0.2 million) was utilized at March 27, 2022, and December 31, 2021, respectively. Of that denominated in USD, $0.9 million was utilized at March 27, 2022, and December 31, 2021, respectively.
The Company also has a $4.0 million separate overdraft facility of which none was drawn at March 27, 2022, and at December 31, 2021.
Contingencies
In November 2018, an alleged explosion occurred at a third-party waste disposal and treatment site in Boise, Idaho, reportedly causing property damage, personal injury, and one fatality. We had contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Lakehurst, New Jersey. We believe this service company, in turn, apparently contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident – one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. At present, we have received insufficient information on the cause of the explosion. We do not believe that we are liable for the incident, have asserted such, and, therefore, do not currently expect this matter to have a material impact on the Company’s financial position or results of operations.

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
•post-pandemic impact of COVID-19 and future pandemics;
•fluctuations in the cost and / or availability of of raw materials, labor and utilities, as well as our ability to pass on cost increases to customers;
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
Please read the sections "Business," "Risk factors," included within the 2021 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

About Luxfer
Luxfer Holdings PLC ("Luxfer," "the Company," "we," "our") is a global industrial company innovating niche applications in materials engineering. Luxfer focuses on value creation by using its broad array of technical know-how and proprietary technologies. Luxfer's high-performance materials, components and high-pressure gas containment devices are used in defense, first response and healthcare, transportation and general industrial applications.
Key trends and uncertainties regarding our existing business
Update on ongoing challenging global macro environment and related impact on supply chain disruption
Demand from most end-markets we serve has continued to improve following the adverse impact of COVID-19 on volumes, notably in 2020. This sharp recovery in demand across the global macro environment has resulted in supply chain challenges characterized by significant increases in material cost inflation on key inputs (including magnesium, aluminum and carbon fiber), labor availability issues and energy and transport cost increases. Additionally, in the prior year we were faced with two critical suppliers of magnesium and zirconium respectively declaring force majeure, of which the former remains in place. The developing conflict in Ukraine which has resulted in punitive sanctions against the Russian Federation has further exacerbated the availability and price of certain raw materials and energy supplies. In response to the supply chain disruption, we have been successful in securing alternative sources of supply for key material inputs affected by force majeure. Furthermore, in the majority of cases, we are able to pass through inflation to our customers. Currently, our expectation is that the impact of material availability / inflation and energy cost inflation and labor and transport constraints will continue into at least the second half of 2022; that we will be able to source sufficient material to meet demand and that in the majority of cases we expect to be able to pass on cost increases. However the outlook remains highly uncertain with both the size and timing of future cost increases difficult to predict.

Impact of conflict in Ukraine

The Russian invasion of Ukraine and ongoing military conflict which commenced on February 24, 2022, has resulted in massive displacement of the Ukrainian population and huge disruption to its economy. Wide-ranging sanctions have been imposed on the Russian Federation by the international community, targeting individuals, banks, businesses, funds transfers and imports and exports and are expected to have a significant adverse impact on Russia's economy as well as on international businesses active in the region. The impact on Luxfer is not expected to be significant as we have no direct operations in the region, and our sales to Russia and Ukraine combined typically represent less than one percent of total revenue by destination. Furthermore, neither country is a critical supplier of our raw material needs, and while Russia is a major global exporter of magnesium, we are able to source the metal from various alternative locations, including China, Israel, Turkey and the United States.

Operating objectives and trends
In 2022, we expect the following operating objectives and trends to impact our business:
•Organic growth initiatives with particular focus on revenue from new products;
•Actions to ensure continuity of supply of critical materials and services while safeguarding margins;
•Proactive response on health and well-being of employees post pandemic, including continuous improvement on safety;
•Targeted improvements in ESG standing through investment in new projects;
•Continued focus on recruiting and developing talent and driving a high-performance culture; and
•Continued focus on operating cash generation leveraging our recent years' of restructuring activity and targeting strong working capital performance.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
The consolidated results from continuing operations for the First Quarters of 2022 and 2021 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$97.0	$85.2	13.8%
Cost of goods sold	(72.8)	(60.0)	21.3%
Gross profit	24.2	25.2	(4.0)%
% of net sales	24.9%	29.6%	(4.7)
Selling, general and administrative expenses	(10.7)	(10.6)	0.9%
% of net sales	11.0%	12.4%	(1.4)
Research and development	(1.3)	(0.8)	62.5%
% of net sales	1.3%	0.9%	0.4
Restructuring charges	(1.4)	(1.4)	—%
% of net sales	1.4%	1.6%	(0.2)
Acquisition-related costs	(0.2)	(0.2)	—%
% of net sales	0.2%	0.2%	—
Other charges	—	(1.1)	n/a
% of net sales	—%	1.3%	(1.3)
Operating income	10.6	11.1	(4.5)%
% of net sales	10.9%	13.0%	(2.1)
Net interest expense	(0.8)	(0.8)	—%
% of net sales	0.8%	0.9%	(0.1)
Defined benefit pension credit	0.4	0.6	(33.3)%
% of net sales	0.4%	0.7%	(0.3)
Income before income taxes	10.2	10.9	(6.4)%
% of net sales	10.5%	12.8%	(2.3)
Provision for income taxes	(2.5)	(2.3)	8.7%
Effective tax rate	24.5%	21.1%	3.4
Net income / (loss)	$7.7	$8.6	(10.5)%
% of net sales	7.9%	10.1%	(2.2)

Net sales
The passing through of material cost inflation, where not constrained by contract, accounted for approximately 11% of the 13.8% increase in consolidated net sales in 2022 from 2021. Furthermore, there was benefit from:
•Additional contribution to net sales in Luxfer Gas Cylinders of $7.1 million due to the acquisition of SCI at the end of the first quarter, 2021, which primarily impacted sales of cylinders used in aerospace and alternative fuels applications;
•Growth in sales of magnesium powders used in both military and commercial flares;
•Increased sales in our zirconium products; and
•Increased demand for industrial aluminum cylinders, used in gas calibration.
These increases were partially offset by:
•Unfavorable foreign exchange variances of $1.2 million;
•Decreased sales of flameless ration heaters and chemical detection kits in Luxfer Magtech; and
•Lower sales in alternative fuel (AF) cylinders, excluding SCI, due to timing of orders.

Gross profit
The 4.7 percentage point decrease in gross profit as a percentage of sales in 2022 from 2021 was primarily the result of increased material and labor costs and other supply chain investments to overcome disruption, not fully covered by price increases, as well as lower margins in SCI.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2022 from 2021 has decreased by 1.4 percentage points largely due to the impact of price increases on revenue, as well as cost reduction programs effected in the prior year.

Research and development costs
Research and development cost as a percentage of sales increased by 0.4 percentage points in 2022 relative to 2021, or $0.5 million, as activity levels picked up as we recovered from the COVID-19 economic downturn.

Restructuring charges
The $1.4 million restructuring charge in 2022 relates solely to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.
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

Acquisition-related costs
Acquisition related costs of $0.2 million in 2022 and 2021 represents amounts incurred in relation to the acquisition of SCI.

Other charges
Other charges in the First Quarter of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter.

Net interest expense
Net interest expense was flat compared to 2021 as average debt levels were consistent year-over-year.

Defined benefit pension credit
The $0.2 million decrease in defined benefit pension credit to $0.4 million in 2022 from $0.6 million in 2021 is primarily due to the combined effect on the U.K. plan of lower projected asset returns and a higher inflation projection.

Provision for income taxes
The movement in the statutory effective tax rate from 21.1% in 2021, to 24.5% in 2022 was impacted primarily by the change in geographic profit mix. When stripping out the effect of the non-deductible restructuring expenses, our adjusted effective tax rate has increased to 22.0% in 2022 from 20.4% in 2021.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES FROM CONTINUING OPERATIONS
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

	First Quarter
In millions except per share data	2022	2021
Net income	$7.7	$8.6
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2
Acquisition costs	0.2	0.2
Defined benefit pension credit	(0.4)	(0.6)
Restructuring charges	1.4	1.4
Other charges	—	1.1
Share-based compensation charges	0.2	0.5
Income tax on adjusted items	(0.1)	(0.5)
Adjusted net income	$9.2	$10.9

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.28	$0.31
Impact of adjusted items	0.05	0.08
Adjusted diluted earnings per ordinary share(1)	$0.33	$0.39
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions	2022	2021
Adjusted net income	$9.2	$10.9
Add back:
Income tax on adjusted items	0.1	0.5
Provision for income taxes	2.5	2.3
Net finance costs	0.8	0.8
Adjusted EBITA	$12.6	$14.5
Depreciation	3.5	3.2
Adjusted EBITDA	$16.1	$17.7

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	First Quarter
In millions	2022	2021
Adjusted net income	$9.2	$10.9
Add back:
Income tax on adjusted items	0.1	0.5
Provision for income taxes	2.5	2.3
Adjusted income before income taxes	$11.8	$13.7
Adjusted provision for income taxes	2.6	2.8
Adjusted effective tax rate	22.0%	20.4%

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

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$42.4	$36.2	17.1%
Adjusted EBITDA	2.7	6.0	(55.0)%
% of net sales	6.4%	16.6%	(10.2)
Net sales
The 17.1% increase in Gas Cylinders sales in 2022 from 2021 was primarily the result of:
•Increased sales of $7.1 million due to the acquisition of SCI at the end of the first quarter of 2021, which has positively impacted sales of cylinders used in aerospace and alternative fuels ("AF") applications; and
•Increased sales of cylinders for gas calibration and other industrial applications;
These decreases were partially offset by lower AF sales, excluding SCI, due to timing of orders and unfavorable foreign exchange of $0.4 million.

Adjusted EBITDA
The 10.2 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2022 from 2021 was primarily the result of the losses incurred by the acquired SCI business and supply chain inflation not fully covered by price rises.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$54.6	$49.0	11.4%
Adjusted EBITDA	13.4	11.7	14.5%
% of net sales	24.5%	23.9%	0.6
Net sales
The 11.4% increase in Elektron sales in 2022 from 2021 was primarily the result of:
•Increased sales of magnesium powders supplied for military and commercial flares; and
•Growth in sales of zirconium products including auto-catalysis.
These increases were partially offset by:
•Decrease in sales of flameless ration heaters and chemical detection kits in Luxfer Magtech; and
•Unfavorable foreign exchange movements of $0.8 million

Adjusted EBITDA
The 0.6 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in 2022 from 2021 was primarily the result of price increases partially offset by supply chain inflation.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities and the Loan Notes due, 2023 and 2026. Our principal liquidity needs are:
•funding acquisitions, including deferred contingent consideration payments;
•capital expenditure requirements;
•payment of shareholder dividends;
•servicing interest on the Loan Notes, which is payable at each quarter end, in addition to interest and / or commitment fees on the Senior Facilities Agreement;
•working capital requirements, particularly in the short term as we aim to safeguard the business from supply chain constraints, as well as to achieve organic sales growth; and
•hedging facilities used to manage our foreign exchange risks.
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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 27, 2022.
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
Cash Flows
Operating activities
Cash used in operating activities was $9.3 million in the first quarter of 2022. It was primarily related to net income from operating activities, offset by a significant increase in working capital related to inventory build to protect supply chain, and net of the following non-cash items: depreciation and amortization, pension contributions and net changes to assets and liabilities.
Cash generated from operating activities was $15.2 million in the first quarter of 2021. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; asset impairment charges, pension contributions and net changes to assets and liabilities.
Investing activities
Net cash used for investing activities was $1.0 million in the first quarter of 2022, compared to net cash provided by investing activities of $0.3 million in the first quarter of 2021. The movement was due to acquisitions and disposals which occurred in 2021, there were no such events in the first quarter of 2022. In addition, capital expenditure decreased from $1.4 million in the first quarter of 2021, to $1.0 million in the first quarter of 2022. We anticipate capital expenditures for fiscal 2022 to be approximately $10 million to $12 million.
Financing activities
In 2022, net cash provided from financing activities was $21.4 million (2021: $14.8 million inflow). We made net drawdowns on our banking facilities of $26.7 million (2021: $19.5 million drawdown) and dividend payments of $3.4 million (2021: $3.4 million), equating to $0.125 per ordinary share. In addition, we extended our share buyback program announced in 2021, purchasing 60,100 ordinary shares totaling $1.5 million in the first quarter of 2021. On March 10, 2022 we declared a $3.6 million dividend, or $0.13 per ordinary share, to be paid May 4, 2022.
Any payment of dividends is also subject to the provisions of the U.K. Companies Act, according to which dividends may only be paid out of profits available for distribution determined by reference to financial statements prepared in accordance with the Companies Act and UK-adopted International Accounting Standards, which differ in some respects from GAAP. In the event that dividends are paid in the future, holders of the ordinary shares will be entitled to receive payments in U.S. dollars in respect of dividends on the underlying ordinary shares in accordance with the deposit agreement. Furthermore, because we are a holding company, any dividend payments would depend on cash flows from our subsidiaries.
Authorized shares
Our authorized share capital consists of 40.0 million ordinary shares with a par value of £0.50 per share.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2023	$25.0	$—	$25.0	$—	$—
Loan Notes due 2026	25.0	—	—	25.0	—
Revolving credit facility	36.9	—	—	36.9	—
Obligations under operating leases	28.7	4.8	8.8	6.5	8.6
Capital commitments	1.0	1.0	—	—	—
Interest payments	21.9	4.1	10.1	2.3	5.4
Total contractual cash obligations	$138.5	$9.9	$43.9	$70.7	$14.0

Off-balance sheet measures
At March 27, 2022, we had no off-balance sheet arrangements other than those disclosed in Note 15 to the consolidated financial statements.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the quarter ended March 27, 2022. For additional information, refer to Item 7A of our 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 27, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended March 27, 2022, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 27, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2021 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 6.    Exhibits
31.1     Certification Required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934-Alok Maskara
31.2     Certification Required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934-Steve Webster
32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)-Alok Maskara
32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)-Steve Webster
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 27, 2022, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Alok Maskara
Alok Maskara
Chief Executive Officer
(Duly Authorized Officer)
April 25, 2022