Form 10-Q
period 2022-06-26
LUXFER HOLDINGS PLC
filed 2022-07-27
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 26, 2022, was 27,418,091.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2022	2021	2022	2021
Net sales	$109.5	$99.0	$206.5	$184.2
Cost of goods sold	(83.8)	(73.1)	(156.6)	(133.1)
Gross profit	25.7	25.9	49.9	51.1
Selling, general and administrative expenses	(11.5)	(12.7)	(22.2)	(23.3)
Research and development	(1.2)	(0.8)	(2.5)	(1.6)
Restructuring charges	(0.3)	(0.2)	(1.7)	(1.6)
Acquisition and disposal related costs	(0.1)	(0.7)	(0.3)	(0.9)
Other charges	—	—	—	(1.1)
Operating income	12.6	11.5	23.2	22.6
Interest expense	(0.9)	(0.8)	(1.7)	(1.6)
Defined benefit pension credit	0.3	0.6	0.7	1.2
Income before income taxes	12.0	11.3	22.2	22.2
(Provision) / credit for income taxes	(2.4)	0.6	(4.9)	(1.7)
Net income from continuing operations	9.6	11.9	17.3	20.5
Net loss from discontinued operations, net of tax	(0.3)	(0.5)	(0.4)	(2.1)
(Loss) / gain on disposition of discontinued operations, net of tax	—	(0.4)	—	7.1
Net (loss) / income from discontinued operations	$(0.3)	$(0.9)	$(0.4)	$5.0

Net income	$9.3	$11.0	$16.9	$25.5

Earnings / (loss) per share[1]
Basic from continuing operations	$0.35	$0.43	$0.63	$0.74
Basic from discontinued operations[2]	$(0.01)	$(0.03)	$(0.01)	$0.18
Basic	$0.34	$0.40	$0.62	$0.92

Diluted from continuing operations	$0.35	$0.42	$0.62	$0.73
Diluted from discontinued operations[2]	$(0.01)	$(0.03)	$(0.01)	$0.18
Diluted	$0.34	$0.39	$0.61	$0.91

Weighted average ordinary shares outstanding
Basic	27,428,579	27,771,983	27,458,980	27,717,025
Diluted	27,703,217	28,131,785	27,720,065	28,095,788
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the Second Quarter of 2022 and 2021 and year-to-date of 2022 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Net income	$9.3	$11.0	$16.9	$25.5

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment, net of tax	(8.2)	1.1	(10.0)	2.0
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.2 and $0.2 tax, respectively	0.3	0.8	0.7	1.4
Other comprehensive (loss) / income, net of tax	(7.9)	1.9	(9.3)	3.4

Total comprehensive income	$1.4	$12.9	$7.6	$28.9
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 26,	December 31,
In millions, except share and per-share data	2022	2021
Current assets
Cash and cash equivalents	$5.3	$6.2
Restricted cash	0.2	0.2
Accounts and other receivables, net of allowances of $0.7 and $0.8, respectively	75.2	57.8
Inventories	104.7	90.5
Current assets held-for-sale	9.0	8.5
Total current assets	$194.4	$163.2
Non-current assets
Property, plant and equipment, net	$79.3	$87.5
Right-of-use assets from operating leases	20.6	12.6
Goodwill	66.3	69.7
Intangibles, net	13.0	13.7
Deferred tax assets	7.5	8.0
Investments and loans to joint ventures and other affiliates	0.4	0.4
Pensions and other retirement benefits	14.7	13.7
Total assets	$396.2	$368.8
Current liabilities
Accounts payable	$34.0	$31.7
Accrued liabilities	29.2	28.2
Taxes on income	7.5	3.0
Current liabilities held-for-sale	4.7	1.4
Other current liabilities	17.9	19.6
Total current liabilities	$93.3	$83.9
Non-current liabilities
Long-term debt	$75.9	$59.6
Pensions and other retirement benefits	2.2	1.9
Deferred tax liabilities	2.7	2.7
Other non-current liabilities	16.6	11.6
Total liabilities	$190.7	$159.7
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2022 and 2021; issued and outstanding 28,944,000 for 2022 and 2021	$26.5	$26.5
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,318,444 shares for 2022 and 2021	149.9	149.9
Additional paid-in capital	70.0	70.9
Treasury shares	(13.0)	(9.6)
Own shares held by ESOP	(1.0)	(1.1)
Retained earnings	117.4	107.5
Accumulated other comprehensive loss	(144.3)	(135.0)
Total shareholders' equity	$205.5	$209.1
Total liabilities and shareholders' equity	$396.2	$368.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2022	2021
Operating activities
Net income	$16.9	$25.5
Net loss / (income) from discontinued operations	0.4	(5.0)
Net income from continuing operations	$17.3	$20.5
Adjustments to reconcile net income to net cash (used) / provided by operating activities
Depreciation	6.7	7.0
Amortization of purchased intangible assets	0.4	0.4
Amortization of debt issuance costs	0.3	0.3
Share-based compensation charges	0.9	1.4
Deferred income taxes	0.3	(1.9)
Gain on disposal of property, plant and equipment	(0.2)	—
Defined benefit pension credit	(0.7)	(1.2)
Defined benefit pension contributions	—	(2.9)
Changes in assets and liabilities
Accounts and other receivables	(19.8)	(8.4)
Inventories	(18.0)	(1.4)
Other current assets	—	(2.8)
Accounts payable	5.5	7.5
Accrued liabilities	1.5	4.5
Other current liabilities	0.8	0.5
Other non-current assets and liabilities	(1.8)	0.9
Net cash (used) / provided by operating activities - continuing	(6.8)	24.4
Net cash provided by operating activities - discontinued	—	—
Net cash (used) / provided by operating activities	$(6.8)	$24.4
Investing activities
Capital expenditures	$(2.9)	$(3.6)
Proceeds from sale of property, plant and equipment	3.7	—
Proceeds from sale of businesses and other	—	20.6
Acquisitions, net of cash acquired	—	(19.3)
Net cash provided / (used) by investing activities - continuing	0.8	(2.3)
Net cash used for investing activities - discontinued	—	—
Net cash provided / (used) by investing activities	$0.8	$(2.3)
Financing activities
Net drawdown / (repayment) of long-term borrowings	$18.1	$(4.4)
Repurchase of own shares	(3.7)	(0.9)
Share-based compensation cash paid	(1.4)	(1.5)
Dividends paid	(7.0)	(6.8)
Net cash provided / (used) by financing activities	$6.0	$(13.6)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.3
Net (decrease) / increase	$(0.9)	$8.8
Cash, cash equivalents and restricted cash; beginning of year	6.4	1.5
Cash, cash equivalents and restricted cash; end of the Second Quarter	5.5	10.3

Supplemental cash flow information:
Interest payments	$1.7	$1.7
Income tax payments, net	0.3	3.7
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income	—	—	—	—	—	—	—	7.6	—	7.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	—	0.2	—	—	—	—	—	—	0.2
Share buyback	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Utilization of treasury shares to satisfy share based compensation	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 27, 2022	$26.5	$149.9	$70.7	(0.7)	$(11.1)	(0.8)	$(1.1)	$108.1	$(136.4)	$206.6
Net income	—	—	—	—	—	—	—	9.3	—	9.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.9)	(7.9)
Share based compensation	—	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.1)	(2.2)	—	—	—	—	(2.2)
Utilization of treasury shares to satisfy share based compensation	—	—	0.1	—	0.3	—	—	—	—	0.4
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.5)	—	—	—	0.1	—	—	(1.4)
At June 26, 2022	$26.5	$149.9	$70.0	(0.8)	$(13.0)	(0.8)	$(1.0)	$117.4	$(144.3)	$205.5

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income	—	—	—	—	—	—	—	14.5	—	14.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of treasury shares to satisfy share based compensation	—	—	(1.4)	—	—	0.1	0.1	—	—	(1.3)
At March 28, 2021	$26.6	$149.9	$69.7	(0.4)	$(4.0)	(0.9)	$(1.3)	$102.3	$(164.3)	$178.9
Net income	—	—	—	—	—	—	—	11.0	—	11.0
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.9	1.9
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.9	—	—	—	—	—	—	0.9
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	0.1	0.1	—	—	(0.2)
Cancellation of ordinary share capital	(0.1)	—	(0.8)	—	—	—	—	—	—	(0.9)
At June 27, 2021	$26.5	$149.9	$69.5	(0.4)	$(4.0)	(0.8)	$(1.2)	$109.9	$(162.4)	$188.2

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
In the opinion of management, our financial statements reflect all adjustments, which are only of a normal recurring nature, necessary for the fair statement of financial statements for interim periods in accordance with U.S. GAAP and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2022, ended on June 26, 2022, and the Second Quarter 2021, ended on June 27, 2021.
Accounting standards issued but not yet effective
None that will be material to the Company.

2.    Earnings per share

Basic earnings per share are computed by dividing net income or loss for the period by the weighted-average number of ordinary shares outstanding, net of treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income or loss for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2022	2021	2022	2021
Basic earnings:
Net income from continuing operations	$9.6	$11.9	$17.3	$20.5
Net (loss) / income from discontinued operations	(0.3)	(0.9)	(0.4)	5.0
Net income	$9.3	$11.0	$16.9	$25.5

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,428,579	27,771,983	27,458,980	27,717,025
Dilutive effect of potential common stock	274,638	359,802	261,085	378,763
For diluted earnings per share	27,703,217	28,131,785	27,720,065	28,095,788

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.35	$0.43	$0.63	$0.74
Basic (loss) / earnings per ordinary share for discontinued operations	(0.01)	(0.03)	(0.01)	0.18
Basic earnings per ordinary share	$0.34	$0.40	$0.62	$0.92

Diluted earnings per ordinary share for continuing operations	$0.35	$0.42	$0.62	$0.73
Diluted (loss) / earnings per ordinary share for discontinued operations	(0.01)	(0.03)	(0.01)	0.18
Diluted earnings per ordinary share	$0.34	$0.39	$0.61	$0.91
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
In the second quarter of 2022 and 2021 and year-to-date 2022, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.
.

3.    Net Sales
Disaggregated sales disclosures for the quarter and year-to-date ended June 26, 2022, and June 27, 2021, are included below and in Note 14, Segmental Information.

	Second Quarter
	2022			2021
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$8.3	$32.2	$40.5	$9.9	$25.7	$35.6
Transportation	19.1	16.2	35.3	16.1	11.9	28.0
Defense, First Response & Healthcare	18.7	15.0	33.7	20.5	14.9	35.4
	$46.1	$63.4	$109.5	$46.5	$52.5	$99.0

	Year-to-date
	2022			2021
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$16.7	$59.1	$75.8	$15.7	$47.4	$63.1
Transportation	36.0	29.1	65.1	31.0	23.7	54.7
Defense, First Response & Healthcare	35.8	29.8	65.6	36.0	30.4	66.4
	$88.5	$118.0	$206.5	$82.7	$101.5	$184.2
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.3 million (2021: $0.2 million) and $1.7 million restructuring charges (2021: $1.6 million) in the second quarter and first half of 2022, respectively, included $0.1 million (2021: $0.2 million) and $1.5 million (2021: $0.7 million), respectively, of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. In addition $0.2 million of costs were incurred in the second quarter of 2022 relating to one-time employee termination benefits in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations incurred in the second quarter of 2022.
The first half of 2021 also includes $0.9 million primarily of one-time employee termination benefits in the Elektron division, largely in relation to the divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
Restructuring-related costs by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Severance and related costs
Gas Cylinders	$0.1	$0.2	$1.5	$0.7
Elektron	0.2	—	0.2	0.9
Total restructuring charges	$0.3	$0.2	$1.7	$1.6

4.    Restructuring (continued)

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2022
Balance at January 1,	$11.7
Costs incurred	1.7
Cash payments and other	(7.0)
Balance at June 26,	$6.4
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
Acquisition-related costs of $0.3 million in the first half of 2022 and $0.9 million in the first half of 2021 represent transitional costs and professional fees incurred in relation to the SCI acquisition.

6.    Other charges
There were no other charges in the first half of 2022. Other charges of $1.1 million in the first half of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter.

7.    Supplementary balance sheet information

	June 26,	December 31,
In millions	2022	2021
Accounts and other receivables
Trade receivables	$65.8	$45.8
Related parties	—	0.1
Prepayments and accrued income	5.4	8.5
Derivative financial instruments	0.2	0.1
Deferred consideration	1.0	1.0
Other receivables	2.8	2.3
Total accounts and other receivables	$75.2	$57.8

Inventories
Raw materials and supplies	$45.3	$39.3
Work-in-process	34.9	26.7
Finished goods	24.5	24.5
Total inventories	$104.7	$90.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$59.1	$64.6
Machinery and equipment	254.2	266.3
Construction in progress	8.8	8.4
Total property, plant and equipment	322.1	339.3
Accumulated depreciation and impairment	(242.8)	(251.8)
Total property, plant and equipment, net	$79.3	$87.5

Other current liabilities
Restructuring provision	$6.4	$11.7
Short term provision	0.6	0.2
Derivative financial instruments	0.5	0.1
Operating lease liability	4.7	3.0
Advance payments	5.7	4.6
Total other current liabilities	$17.9	$19.6

Other non-current liabilities
Contingent liabilities	$0.4	$1.8
Operating lease liability	16.1	9.8
Other non-current liabilities	0.1	—
Total other non-current liabilities	$16.6	$11.6

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first half ended June 26, 2022, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2022	$27.6	$42.1	$69.7
Exchange difference	(2.1)	(1.3)	(3.4)
Net balance at June 26, 2022	$25.5	$40.8	$66.3
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of June 26, 2022 and December 31, 2021.

Identifiable intangible assets consisted of the following:

	Customer relationships	Technology and trading related	Total
	$M	$M	$M
Cost:
At January 1, 2022	15.2	8.2	23.4
Exchange movements	—	(0.6)	(0.6)
At June 26, 2022	15.2	7.6	22.8

Accumulated amortization:
At January 1, 2022	5.7	4.0	9.7
Provided during the period	0.2	0.2	0.4
Exchange movements	—	(0.3)	(0.3)
At June 26, 2022	5.9	3.9	9.8

Net book values:
At January 1, 2022	9.5	4.2	13.7
At June 26, 2022	9.3	3.7	13.0

Identifiable intangible asset amortization expense was $0.4 million and $0.4 million for the first half of 2022 and 2021 respectively.
Intangible asset amortization expense in 2022 and each of the following four years is expected to be approximately $1.0 million.

9.    Debt

Debt outstanding was as follows:

In millions	June 26, 2022	December 31, 2021
4.88% Loan Notes due 2023	25.0	25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	26.8	10.8
Unamortized debt issuance costs	(0.9)	(1.2)
Total debt	$75.9	$59.6
Less current portion	$—	$—
Non-current debt	$75.9	$59.6
The weighted-average interest rate on the revolving credit facility was 2.62% for the Second Quarter of 2022 and 1.70% for the full-year 2021.

9.    Debt (continued)
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Loan Notes due 2023	—	25.0	—	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	25.0	—	25.0
Revolving credit facility	—	—	—	—	26.8	—	26.8
Total debt	$—	$25.0	$—	$—	$51.8	$—	$76.8
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to June 26, 2022.
The Loan Notes due 2023 will be disclosed as a current liability at the Third Quarter, ended September 25, 2022.
The Loan Notes due 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the first half of 2022, we drew down net $18.1 million on the Revolving Credit Facility and the balance outstanding at June 26, 2022, was $26.8 million, and at December 31, 2021, was $10.8 million, with $73.2 million undrawn at June 26, 2022.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 26, 2022.
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
In 2021, our Superform U.K. business was also disclosed within assets and liabilities held-for-sale. The business was sold in September 2021.
Results of discontinued operations in the first half of 2022 and 2021 were as follows:

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Net sales	$2.0	$4.9	$3.7	$14.6
Cost of goods sold	(1.6)	(5.6)	(3.2)	(15.7)
Gross profit/(loss)	$0.4	$(0.7)	$0.5	$(1.1)
Selling, general and administrative expenses	(0.2)	(0.3)	(0.4)	(1.7)
Restructuring charges	(0.3)	—	(0.3)	—
Acquisition and disposal related costs	(0.2)	—	(0.2)	—
Operating loss	$(0.3)	$(1.0)	$(0.4)	$(2.8)
Tax credit	—	0.5	—	0.7
Net loss	$(0.3)	$(0.5)	$(0.4)	$(2.1)

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

10.    Discontinued Operations (continued)

The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	June 26,	December 31,
In millions	2022	2021
Right-of-use-assets from operating leases	$2.9	$—
Inventory	3.1	2.7
Accounts and other receivables	1.8	2.1
Held-for-sale assets	$7.8	$4.8

Held-for-sale liabilities
Accounts payable	0.7	0.5
Accrued liabilities	0.5	0.1
Other liabilities	3.5	—
Lease Liabilities	—	0.8
Held-for-sale liabilities	$4.7	$1.4
Also included within assets held-for-sale in 2022 and 2021 are land and buildings valued at $1.2 million, and an additional $3.7 million in 2021, within our Elektron Segment.
The depreciation and amortization, capital expenditures and significant non-cash items were as follows:

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Cash flows from discontinued operating activities:
Depreciation	$—	$0.1	$—	$0.3
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
The effective income tax rate on continuing operations for the first half ended June 26, 2022, was 22.1%, compared to 7.7% for the 26-week period ended June 27, 2021. The 2021 rate was impacted by a $2.8 million deferred tax credit as a result of the enacted increase in the U.K. tax rate from 19% to 25% from April 2023.

12.    Share Plans

Total share-based compensation expense for the quarters ended June 26, 2022, and June 27, 2021, was as follows:

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Total share-based compensation charges	$0.7	$0.9	$0.9	$1.4

In March 2022, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 167,400 and the weighted average fair value of options granted in 2022 was estimated to be $17.82 per share.
Also in March 2022, approximately 17,000 awards were granted based on the achievement of total shareholder return targets from the period January 1, 2019 to December 31, 2021. 50% of these awards vested immediately upon grant, with the remaining 50% vesting in March 2023.
In June 2022, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 26,295 and the weighted-average fair value of options granted was estimated to be $15.50 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2022 and the year-ended December 31, 2021:

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

13.    Shareholders' Equity
Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2022	2021	2022		2021
Dividends declared and paid during the year:
Interim dividend declared January 4 2021, and paid February 4, 2021 ($0.125 per ordinary share)	$—	$—	$—		$3.4
Interim dividend declared April 5 2021, and paid May 5, 2021 ($0.125 per ordinary share)	—	3.4	—		3.4
Interim dividend declared January 4 2022, and paid February 2, 2022 ($0.125 per ordinary share)	—	—	3.4	—	—
Interim dividend declared March 10 2022, and paid May 4, 2022 ($0.130) per ordinary share)	—	—	3.6		—
	$—	$3.4	$7.0		$6.8

In millions	2022	2021
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 6, and to be paid August 4, 2021 ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared July 5, and to be paid August 4, 2022 ($0.130 per ordinary share)	3.6	—
	$3.6	$3.4

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
Financial information by reportable segment for the Second Quarter and year-to-date ended June 26, 2022, and June 27, 2021, is included in the following summary:

	Net sales				Adjusted EBITDA
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Gas Cylinders segment	$46.1	$46.5	$88.5	$82.7	$3.7	$5.3	$6.4	$11.3
Elektron segment	63.4	52.5	118.0	101.5	13.2	12.0	26.6	23.7
Consolidated	$109.5	$99.0	$206.5	$184.2	$16.9	$17.3	$33.0	$35.0

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Gas Cylinders segment	$1.2	$1.6	$2.6	$2.5	$0.1	$0.2	$1.5	$0.7
Elektron segment	2.2	2.4	4.5	4.9	0.2	—	0.2	0.9
Consolidated	$3.4	$4.0	$7.1	$7.4	$0.3	$0.2	$1.7	$1.6

14.    Segmental Information (continued)

	Total assets		Capital expenditures
	June 26,	December 31,	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021	2022	2021
Gas Cylinders segment	$138.2	$122.7	$0.2	$0.2	$0.4	$0.5
Elektron segment	217.6	206.5	1.8	1.9	2.6	3.1
Other	32.6	34.8	—	—		—
Discontinued operations	$7.8	$4.8	$—	$—		$—
Consolidated	$396.2	$368.8	$2.0	$2.1	$3.0	$3.6

	Property, plant and equipment, net
	June 26,	December 31,
In millions	2022	2021
U.S.	$42.7	$46.9
United Kingdom	32.2	36.0
Canada	3.2	3.3
Rest of Europe	1.0	1.0
Asia Pacific	0.2	0.3
	$79.3	$87.5
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Adjusted EBITDA	$16.9	$17.3	$33.0	$35.0
Other share-based compensation charges	(0.7)	(0.9)	(0.9)	(1.4)
Depreciation and amortization	(3.4)	(4.0)	(7.1)	(7.4)
Gain on disposal of property, plant and equipment	0.2	—	0.2	—
Restructuring charges	(0.3)	(0.2)	(1.7)	(1.6)
Acquisition and disposal related costs	(0.1)	(0.7)	(0.3)	(0.9)
Other charges	—	—	—	(1.1)
Defined benefits pension credit	0.3	0.6	0.7	1.2
Interest expense, net	(0.9)	(0.8)	(1.7)	(1.6)
Net income before income taxes from continuing operations	$12.0	$11.3	$22.2	$22.2
The following tables present certain geographic information by geographic region for the Second Quarter ended June 26, 2022, and June 27, 2021:

	Net Sales(1)
	Second Quarter				Year-to-date
	2022		2021		2022		2021
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$61.7	56.3%	$55.7	56.3%	$117.0	56.7%	$102.4	55.6%
U.K.	6.0	5.5%	5.7	5.8%	11.4	5.5%	11.0	6.0%
Germany	6.4	5.8%	4.4	4.4%	10.9	5.3%	8.1	4.4%
France	2.6	2.4%	3.4	3.4%	4.9	2.4%	6.7	3.6%
Italy	2.4	2.2%	2.4	2.4%	5.9	2.8%	6.0	3.3%
Top five countries	$79.1	72.2%	$71.6	72.3%	$150.1	72.7%	$134.2	72.9%
Rest of Europe	6.4	5.8%	7.0	7.1%	12.4	6.0%	14.1	7.7%
Asia Pacific	17.8	16.3%	13.4	13.5%	32.4	15.7%	24.4	13.2%
Other (2)	6.2	5.7%	7.0	7.1%	11.6	5.6%	11.5	6.2%
	$109.5		$99.0		$206.5		$184.2
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $100.0 million at June 26, 2022, and December 31, 2021. Of these committed facilities, $26.8 million was drawn at June 26, 2022 and $10.8 million at December 31, 2021. The Company also had an additional $50.0 million of uncommitted facilities through an accordion provision.
The Company also has two separate (uncommitted) bonding facilities for bank guarantees, one denominated in GBP sterling of £0.5 million (2022: $0.6 million, 2021: $0.9 million), and one denominated in USD of $0.9 million (2021: $1.5 million). Of that dominated in GBP, £0.1 million ($0.1 million) and £0.1 million ($0.2 million) was utilized at June 26, 2022, and December 31, 2021, respectively. Of that denominated in USD, $0.9 million was utilized at June 26, 2022, and December 31, 2021, respectively.
The Company also has a $4.0 million separate overdraft facility of which none was drawn at June 26, 2022 and at December 31, 2021.
Contingencies
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
•fluctuations in the cost and / or availability of raw materials, labor and utilities, as well as our ability to pass on cost increases to customers;
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
•climate change regulations and the potential impact on energy costs;
•regulatory, environmental, legislative and judicial developments; and
•our intention to pay dividends.
Please read the sections "Business" and "Risk factors" included within the 2021 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

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

Demand from most end-markets we serve has continued to improve following the adverse impact of COVID-19 on volumes, notably in 2020. This sharp recovery in demand across the global macro environment has resulted in supply chain challenges characterized by significant increases in material cost inflation on key inputs
(including magnesium, aluminum and carbon fiber), labor availability issues and energy and transport cost increases. Additionally, in the prior year we were faced with two critical suppliers of magnesium and zirconium respectively declaring force majeure, of which the former remains in place. The continuing conflict in Ukraine which has resulted in punitive sanctions against the Russian Federation has further exacerbated the availability and price of certain raw materials and energy supplies. In response to the supply chain disruption, we have been successful in securing alternative sources of supply for key material inputs affected by force majeure.
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
•Proactive response on health and well-being of employees, including continuous improvement on safety;
•Targeted improvements in ESG standing through investment in new projects;
•Continued focus on recruiting and developing talent and driving a high-performance culture; and
•Continued focus on operating cash generation leveraging our recent years' of restructuring activity and targeting strong working capital performance.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Second Quarter of 2022 and 2021 of Luxfer were as follows:

	Second Quarter		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$109.5	$99.0	10.6%
Cost of goods sold	(83.8)	(73.1)	14.6%
Gross profit	25.7	25.9	(0.8)%
% of net sales	23.5%	26.2%	(2.7)
Selling, general and administrative expenses	(11.5)	(12.7)	(9.4)%
% of net sales	10.5%	12.8%	(2.3)
Research and development	(1.2)	(0.8)	50.0%
% of net sales	1.1%	0.8%	0.3
Restructuring charges	(0.3)	(0.2)	50.0%
% of net sales	0.3%	0.2%	0.1
Acquisition and disposal related costs	(0.1)	(0.7)	(85.7)%
% of net sales	0.1%	(0.7)%	0.8
Operating income	$12.6	$11.5	9.6%
% of net sales	11.5%	11.6%	(0.1)
Net interest expense	(0.9)	(0.8)	12.5%
% of net sales	0.8%	0.8%	—
Defined benefit pension credit	0.3	0.6	(50.0)%
% of net sales	0.3%	0.6%	(0.3)
Income before income taxes	$12.0	$11.3	6.2%
% of net sales	11.0%	11.4%	(0.4)
(Provision) / credit for income taxes	(2.4)	0.6	(500.0)%
Effective tax rate	20.0%	(5.3)%	25.3
Net income from continuing activities	$9.6	$11.9	(19.3)%
% of net sales	8.8%	12.0%	(3.2)

The consolidated results of operations for the first half of 2022 and 2021 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$206.5	184.2	12.1%
Cost of goods sold	(156.6)	(133.1)	17.7%
Gross profit	49.9	51.1	(2.3)%
% of net sales	24.2%	27.7%	(3.5)
Selling, general and administrative expenses	(22.2)	(23.3)	(4.7)%
% of net sales	10.8%	12.6%	(1.8)
Research and development	(2.5)	(1.6)	56.3%
% of net sales	1.2%	0.9%	0.3
Restructuring charges	(1.7)	(1.6)	6.3%
% of net sales	0.8%	0.9%	(0.1)
Acquisition and disposal related costs	(0.3)	(0.9)	(66.7)%
% of net sales	0.1%	(0.5)%	0.6
Other charges	—	(1.1)	n/a
% of net sales	—%	0.6%	(0.6)
Operating income	23.2	22.6	2.7%
% of net sales	11.2%	12.3%	(1.1)
Net interest expense	(1.7)	(1.6)	6.3%
% of net sales	0.8%	0.9%	(0.1)
Defined benefit pension credit	0.7	1.2	(41.7)%
% of net sales	0.3%	0.7%	(0.4)
Income from continuing operations	22.2	22.2	0.0%
% of net sales	10.8%	12.1%	(1.3)
Provision for income taxes	(4.9)	(1.7)	188.2%
Effective tax rate	22.1%	7.7%	14.4
Net income from continuing operations	$17.3	$20.5	(15.6)%
% of net sales	8.4%	11.1%	(2.7)

Net sales
Adjusting for FX headwinds of $3.8 million and $5.0 million, net sales have increased by 15% and 15.2% in the second quarter and first half of 2022 respectively. The passing through of material cost inflation, where not constrained by contract, accounted for approximately 13.1% and 12.2% increase in consolidated net sales in the second quarter and first half, respectively, of 2022 from 2021. Furthermore, there was a benefit from:
•Growth in sales of magnesium powders used in both military flares and commercial use;
•Increased demand for composite cylinders used in aerospace and medical applications;
•Improved sales of our zirconium products especially in industrial applications; and
•Increased demand for magnesium photo-engraving plates.
These increases were partially offset by:
•Unfavorable foreign exchange variances of $3.8 million in the quarter and $5.0 million in the first half;
•Softening sales of flameless ration heaters ("FRH") and Meals-Ready-to-Eat ("MRE");
•Decline in sales of lower margin aluminum cylinders; and
•Reduction in alternative fuel cylinders.

Gross profit
The 2.7 and 3.5 percentage point decrease in gross profit as a percentage of sales in the second quarter and first half, respectively of 2022 from 2021 was primarily the result of increased material and labor costs and other supply chain investments to overcome disruption, not fully covered by price increases.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2022 from 2021 has decreased by 2.3 percentage points and 1.8 percentage points in the quarter and first half respectively, largely due to the impact of price increases on revenue, as well as cost reduction programs effected in the prior year.

Research and development costs
Research and development cost as a percentage of sales increased by 0.3 percentage points in the second quarter and first half of 2022 relative to 2021 respectively, as activity levels picked up as we recovered from the COVID-19 economic downturn and increased investment to achieve organic growth.

Restructuring charges
The $0.3 million and $1.7 million restructuring charge in the second quarter and first half of 2022 includes $0.2 million in the second quarter relating to one-time employee termination benefits in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations. The remaining $0.1 million and $1.4 million for the second quarter and first half respectively, relates to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.
The $0.2 million and $1.6 million restructuring charge in the second quarter and first half of 2021 included $0.2 million and $0.7 million respectively of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. The first half of 2021 also includes $0.9 million of one-time employee termination benefits in the Elektron division, largely in relation to the planned divestiture of our small Elektron production facility in Ontario, Canada.

Acquisition and disposal related costs
Net costs of $0.1 million and $0.3 million incurred in the second quarter and first half of 2022 respectively and (0.7) and (0.9) in the second quarter and first half of 2021 respectively, represents amounts incurred in relation to the acquisition of Structural Composites Industries.

Other charges
Other charges in the during 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning an Human Resources administration matter.

Net interest expense
Net interest expense of $0.9 million in the second quarter of 2022 increased marginally from $0.8 million in the second quarter 2021,due to combination of increased interest rates and higher drawings . Interest expense of $1.7 million in the first half of 2022 was inline with the $1.6 million in the first half 2021.

Defined benefit pension credit
The $0.3 million and $0.5 million decrease in defined benefit pension credit to $0.3 million and $0.7 million in the second quarter and first half of 2022 from $0.6 million and $1.2 million in 2021 is primarily due to the combined effect on the U.K. plan of lower projected asset returns and a higher inflation projection.
Provision for income taxes
The movement in the statutory effective tax rate from 7.7% in 2021, to 22.1% in 2022, was primarily due to the impact of the enacted tax rate change in the U.K. in 2021, which is due to rise from 19% to 25% in April 2023. The subsequent increase in the value of deferred tax assets related to our defined benefit pension plan has resulted in a credit of $2.2 million recorded in our tax charge in the second quarter of 2021. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 22.2% in 2022 from 20.1% in 2021, largely as a result of jurisdictional profit mix.

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

	Second Quarter		Year-to-date
In millions except per share data	2022	2021	2022	2021
Net income from continuing operations	$9.6	$11.9	$17.3	$20.5
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2	0.4	0.4
Acquisition and disposal related costs	0.1	0.7	0.3	0.9
Defined benefit pension credit	(0.3)	(0.6)	(0.7)	(1.2)
Restructuring charges	0.3	0.2	1.7	1.6
Other charges	—	—	—	1.1
Share-based compensation charges	0.7	0.9	0.9	1.4
Other non-recurring tax items(1)	—	(2.2)	—	(2.2)
Income tax on adjusted items	(0.5)	(0.9)	(0.6)	(1.4)
Adjusted net income	$10.1	$10.2	$19.3	$21.1

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.35	$0.42	$0.62	$0.73
Impact of adjusted items	0.01	(0.06)	0.08	0.02
Adjusted diluted earnings per ordinary share(2)	$0.36	$0.36	$0.70	$0.75
(1) Other non-recurring tax items represents the impact of the enacted U.K. tax rate change (from 19% to 25% with effect from April 2023) on deferred tax assets related to our U.K. defined benefit pension plan.
(2) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Adjusted net income	$10.1	$10.2	$19.3	$21.1
Add back:
Other non-recurring tax items	—	2.2	—	2.2
Income tax on adjusted items	0.5	0.9	0.6	1.4
Provision for income taxes	2.4	(0.6)	4.9	1.7
Net finance costs	0.9	0.8	1.7	1.6
Gain on disposal of PPE	(0.2)	—	(0.2)	—
Adjusted EBITA	$13.7	$13.5	$26.3	$28.0
Depreciation	3.2	3.8	6.7	7.0
Adjusted EBITDA	$16.9	$17.3	$33.0	$35.0

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter		Year-to-date
In millions	2022	2021	2022	2021
Adjusted net income	$10.1	$10.2	$19.3	$21.1
Add back:
Other non-recurring tax items	—	2.2	—	2.2
Income tax on adjusted items	0.5	0.9	0.6	1.4
Provision / (credit) for income taxes	2.4	(0.6)	4.9	1.7
Adjusted income before income taxes	$13.0	$12.7	$24.8	$26.4
Adjusted provision for income taxes	2.9	2.5	5.5	5.3
Adjusted effective tax rate	22.3%	19.7%	22.2%	20.1%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; gain on disposal of property, plant and equipment, restructuring charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization. A reconciliation to net income and taxes can be found in Note 14 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2022	2021	2022 v 2021	2022	2021	2022 v 2021
Net sales	$46.1	$46.5	(0.9)%	$88.5	$82.7	7.0%
Adjusted EBITDA	3.7	5.3	(30.2)%	6.4	11.3	(43.4)%
% of net sales	8.0%	11.4%	(3.4)	7.2%	13.7%	(6.5)
Net sales
The 0.9% decrease in Gas Cylinders sales in the second quarter of 2022 from 2021 was primarily the result of:
•Decline in sales of aluminum products;
•Reduction in alternative fuel cylinder sales; and
•$2.0 million FX headwind.
These declines were partially offset by increased demand for composite cylinders used in aerospace and medical applications.
The first half of 2022 has benefited from $7.1 million of sales due to the acquisition of SCI at the end of the first quarter of 2021, which has positively impacted sales of cylinders used in aerospace and alternative fuels ("AF") applications.
Adjusted EBITDA
The 3.4 percentage point and 6.5 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the second quarter and first half of 2022 relative to 2021 was primarily the result of losses incurred by the acquired SCI business and supply chain inflation not fully covered by price rises.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2022	2021	2022 v 2021	2022	2021	2022 v 2021
Net sales	$63.4	$52.5	20.8%	$118.0	$101.5	16.3%
Adjusted EBITDA	13.2	12.0	10.0%	26.6	23.7	12.2%
% of net sales	20.8%	22.9%	(2.1)	22.5%	23.3%	(0.8)
Net sales
The 20.8% and 16.3% increase in Elektron sales in the second quarter and first half, respectively, of 2022 from 2021 was primarily the result of:
•Increased sales of magnesium powders used in military flares as well as in commercial applications;
•Improved sales of zirconium products including catalysis and traditional oxides; and
•Increased demand for Luxfer Graphic Arts' photo-engraving plates.
These increases were partially offset by a decrease in sales of flameless ration heaters and heater meals supplied by Luxfer Magtech.

Adjusted EBITDA
The 2.1 and 0.8 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the second quarter and first half respectively of 2022 from 2021 was primarily the result of the continued cost pressure in the supply chain.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 26, 2022.

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
Cash Flows
Operating activities
Cash used by operating activities was $6.8 million for the year-to-date in 2022. It was primarily related to net income from operating activities offset by significant increases in working capital related to inventory build to protect supply chain, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit and net changes to assets and liabilities.
Cash provided by operating activities was $24.4 million in the first half of 2021. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; pension credit and net changes to assets and liabilities.
Investing activities
Net cash provided by investing activities was $0.8 million for the first half of 2022, compared to net cash used for investing activities of $2.3 million in 2021.The movement was primarily due the $3.7 million cash received in relation to the sale of our previously held-for-sale building in the Elektron division and the $0.7 million reduction in capital expenditures. In 2021, we also received net, $1.3 million from the divestiture of our U.S. aluminum gas cylinder facility in the U.S. and acquisition of SCI.
Financing activities
In the first half of 2022, net cash provided by financing activities was $6.0 million (2021: $13.6 million used for financing activities). We made net drawdown on our banking facilities of $18.1 million (2021: $4.4 million repayment) and dividend payments of $7.0 million (2021: $6.8 million), equating to $0.255 and $0.25 per ordinary share respectively. In addition, we paid out $1.4 million (2021: $1.5 million) in settling share based compensation and $3.7 million (2021: $0.9 million) in repurchasing our own shares as part of the share buyback program which equates to 138,000 shares (2021: 38,000 shares).

Capital Resources
Dividends
We paid year-to-date dividends in 2022 of $7.0 million (2021: $6.8 million year-to-date), or $0.255 per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2023	$25.0	$—	$25.0	$—	$—
Loan Notes due 2026	25.0	—	—	25.0
Revolving credit facility	26.8	—	—	26.8
Obligations under operating leases	27.4	4.9	8.9	5.6	8.0
Capital commitments	0.9	0.9	—	—	—
Interest payments	19.2	4.2	6.0	4.8	4.2
Total contractual cash obligations	$124.3	$10.0	$39.9	$62.2	$12.2

Off-balance sheet measures
At June 26, 2022, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 15.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first half ended June 26, 2022. For additional information, refer to Item 7A of our 2020 Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 26, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended June 26, 2022, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 26, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 6.    Exhibits
10.1     Luxfer Holdings PLC Long-Term Umbrella Incentive Plan, as amended and restated on June 8, 2022 [incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-265474), filed with the U.S. Securities and Exchange Commission on June 8, 2022].
10.2     Luxfer Holdings PLC Non-Executive Directors Equity Incentive Plan, as amended and restated on June 8, 2022 [incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-265474), filed with the U.S. Securities and Exchange Commission on June 8, 2022].
31.1     Certification Required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934-Andrew Butcher
31.2     Certification Required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934-Stephen Webster
32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)-Andrew Butcher
32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)-Stephen Webster
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter and year ended ended June 26, 2022, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
July 26, 2022