Form 10-Q
period 2022-09-25
LUXFER HOLDINGS PLC
filed 2022-10-25
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 25, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on September 25, 2022, was 27,208,641.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2022	2021	2022	2021
Net sales	$100.2	$91.2	$306.7	$275.4
Cost of goods sold	(77.0)	(70.1)	(233.6)	(203.2)
Gross profit	23.2	21.1	73.1	72.2
Selling, general and administrative expenses	(10.3)	(10.6)	(32.5)	(33.9)
Research and development	(1.0)	(1.3)	(3.5)	(2.9)
Restructuring charges	(0.3)	(0.5)	(2.0)	(2.1)
Acquisition and disposal related costs	—	(0.6)	(0.3)	(1.5)
Other charges	—	—	—	(1.1)
Operating income	11.6	8.1	34.8	30.7
Interest expense	(1.0)	(0.8)	(2.7)	(2.4)
Defined benefit pension credit	0.2	0.6	0.9	1.8
Income before income taxes	10.8	7.9	33.0	30.1
Provision for income taxes	(2.3)	(1.9)	(7.2)	(3.6)
Net income from continuing operations	8.5	6.0	25.8	26.5
Net loss from discontinued operations, net of tax	(0.5)	(0.7)	(0.9)	(2.8)
(Loss) / gain on disposition of discontinued operations, net of tax	—	(0.5)	—	6.6
Net (loss) / income from discontinued operations	$(0.5)	$(1.2)	$(0.9)	$3.8

Net income	$8.0	$4.8	$24.9	$30.3

Earnings / (loss) per share[1]
Basic from continuing operations	$0.31	$0.22	$0.94	$0.96
Basic from discontinued operations[2]	$(0.02)	$(0.04)	$(0.03)	$0.14
Basic	$0.29	$0.17	$0.91	$1.09

Diluted from continuing operations	$0.31	$0.21	$0.93	$0.94
Diluted from discontinued operations[2]	$(0.02)	$(0.04)	$(0.03)	$0.14
Diluted	$0.29	$0.17	$0.90	$1.08

Weighted average ordinary shares outstanding
Basic	27,295,862	27,722,472	27,403,844	27,718,874
Diluted	27,525,314	28,033,732	27,652,886	28,072,155
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the Third Quarter of 2022 and 2021 and year-to-date of 2022 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Net income	$8.0	$4.8	$24.9	$30.3

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment, net of tax	(12.5)	(2.1)	(22.5)	(0.1)
Pension and post-retirement actuarial gains, net of $0.1, $0.2, $0.3 and $0.5 tax, respectively	0.3	0.7	1.0	2.1
Other comprehensive (loss) / income, net of tax	(12.2)	(1.4)	(21.5)	2.0

Total comprehensive (loss) / income	$(4.2)	$3.4	$3.4	$32.3
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 25,	December 31,
In millions, except share and per-share data	2022	2021
Current assets
Cash and cash equivalents	$11.2	$6.2
Restricted cash	0.3	0.2
Accounts and other receivables, net of allowances of $0.7 and $0.8, respectively	66.1	57.8
Inventories	111.6	90.5
Current assets held-for-sale	9.1	8.5
Total current assets	$198.3	$163.2
Non-current assets
Property, plant and equipment, net	$75.0	$87.5
Right-of-use assets from operating leases	22.9	12.6
Goodwill	62.5	69.7
Intangibles, net	12.4	13.7
Deferred tax assets	7.1	8.0
Investments and loans to joint ventures and other affiliates	0.3	0.4
Pensions and other retirement benefits	13.9	13.7
Total assets	$392.4	$368.8
Current liabilities
Short-term debt	$25.0	$—
Accounts payable	27.9	31.7
Accrued liabilities	32.6	28.2
Taxes on income	7.8	3.0
Current liabilities held-for-sale	4.9	1.4
Other current liabilities	12.6	19.6
Total current liabilities	$110.8	$83.9
Non-current liabilities
Long-term debt	$61.8	$59.6
Pensions and other retirement benefits	2.3	1.9
Deferred tax liabilities	2.7	2.7
Other non-current liabilities	19.5	11.6
Total liabilities	$197.1	$159.7
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2022 and 2021; issued and outstanding 28,944,000 for 2022 and 2021	$26.5	$26.5
Deferred shares of £0.0001 par value; authorized issued and outstanding 761,835,318,444 shares for 2021	—	149.9
Additional paid-in capital	220.6	70.9
Treasury shares	(16.2)	(9.6)
Own shares held by ESOP	(0.9)	(1.1)
Retained earnings	121.8	107.5
Accumulated other comprehensive loss	(156.5)	(135.0)
Total shareholders' equity	$195.3	$209.1
Total liabilities and shareholders' equity	$392.4	$368.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2022	2021
Operating activities
Net income	$24.9	$30.3
Net loss / (income) from discontinued operations	0.9	(3.8)
Net income from continuing operations	$25.8	$26.5
Adjustments to reconcile net income to net cash (used) / provided by operating activities
Depreciation	9.8	10.5
Amortization of purchased intangible assets	0.6	0.7
Amortization of debt issuance costs	0.4	0.3
Share-based compensation charges	1.8	2.2
Deferred income taxes	0.5	(2.2)
Gain on disposal of property, plant and equipment	(0.2)	—
Defined benefit pension credit	(0.9)	(1.8)
Defined benefit pension contributions	—	(4.6)
Changes in assets and liabilities
Accounts and other receivables	(13.6)	(10.2)
Inventories	(29.6)	(5.4)
Current assets held-for-sale	(3.8)	(1.6)
Other current assets	—	0.4
Accounts payable	3.5	9.6
Accrued liabilities	5.5	8.6
Current liabilities held-for-sale	3.5	(1.0)
Other current liabilities	(1.9)	0.7
Other non-current assets and liabilities	(4.6)	1.4
Net cash (used) / provided by operating activities - continuing	(3.2)	34.1
Net cash provided by operating activities - discontinued	—	—
Net cash (used) / provided by operating activities	$(3.2)	$34.1
Investing activities
Capital expenditures	$(5.2)	$(5.6)
Proceeds from sale of property, plant and equipment	3.7	—
Proceeds from sale of businesses and other	—	23.7
Acquisitions, net of cash acquired	—	(19.3)
Net cash used by investing activities - continuing	(1.5)	(1.2)
Net cash used by investing activities - discontinued	—	—
Net cash used by investing activities	$(1.5)	$(1.2)
Financing activities
Net drawdown / (repayment) of long-term borrowings	$31.7	$(4.4)
Repurchase of deferred shares	(0.1)	—
Repurchase of own shares	(6.9)	(2.8)
Share-based compensation cash paid	(1.4)	(1.9)
Dividends paid	(10.6)	(10.2)
Net cash provided / (used) by financing activities	$12.7	$(19.3)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	0.1
Net increase	$5.1	$13.7
Cash, cash equivalents and restricted cash; beginning of year	6.4	1.5
Cash, cash equivalents and restricted cash; end of the Third Quarter	11.5	15.2

Supplemental cash flow information:
Interest payments	$2.8	$2.5
Income tax payments, net	2.2	5.2
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income	—	—	—	—	—	—	—	7.6	—	7.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	—	0.2	—	—	—	—	—	—	0.2
Share buyback	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 27, 2022	$26.5	$149.9	$70.7	(0.7)	$(11.1)	(0.8)	$(1.1)	$108.1	$(136.4)	$206.6
Net income	—	—	—	—	—	—	—	9.3	—	9.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.9)	(7.9)
Share based compensation	—	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.1)	(2.2)	—	—	—	—	(2.2)
Utilization of treasury shares to satisfy share based compensation	—	—	0.1	—	0.3	—	—	—	—	0.4
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.5)	—	—	—	0.1	—	—	(1.4)
At June 26, 2022	$26.5	$149.9	$70.0	(0.8)	$(13.0)	(0.8)	$(1.0)	$117.4	$(144.3)	$205.5
Net income	—	—	—	—	—	—	—	8.0	—	8.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(12.2)	(12.2)
Dividends declared	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Share based compensation	—	—	0.9	—	—	—	—	—	—	0.9
Share buy back	—	—	—	(0.2)	(3.2)	—	—	—	—	(3.2)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.1)	—	—	0.1	0.1	—	—	—
Cancellation of deferred share capital	—	(149.9)	149.8	—	—	—	—	—	—	(0.1)
At September 25, 2022	$26.5	$—	$220.6	(1.0)	$(16.2)	(0.7)	$(0.9)	$121.8	$(156.5)	$195.3

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income	—	—	—	—	—	—	—	14.5	—	14.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	0.5	—	—	—	—	—	—	0.5
Utilization of treasury shares to satisfy share based compensation	—	—	(1.4)	—	—	0.1	0.1	—	—	(1.3)
At March 28, 2021	$26.6	$149.9	$69.7	(0.4)	$(4.0)	(0.9)	$(1.3)	$102.3	$(164.3)	$178.9
Net income	—	—	—	—	—	—	—	11.0	—	11.0
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.9	1.9
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.9	—	—	—	—	—	—	0.9
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	0.1	0.1	—	—	(0.2)
Cancellation of ordinary share capital	(0.1)	—	(0.8)	—	—	—	—	—	—	(0.9)
At June 27, 2021	$26.5	$149.9	$69.5	(0.4)	$(4.0)	(0.8)	$(1.2)	$109.9	$(162.4)	$188.2
Net income	—	—	—	—	—	—	—	4.8	—	4.8
Shares sold from ESOP	—	—	(0.1)	—	—			—	—	(0.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	—	0.8	—	—	—	—	—	—	0.8
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	—	—	—	—	(0.3)
Purchase of own shares	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Cancellation of ordinary share capital	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At September 26, 2021	$26.5	$149.9	$69.5	(0.5)	$(5.5)	(0.8)	$(1.2)	$111.3	$(163.8)	$186.7

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Third Quarter 2022, ended on September 25, 2022, and the Third Quarter 2021, ended on September 26, 2021.
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
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2022	2021	2022	2021
Basic earnings:
Net income from continuing operations	$8.5	$6.0	$25.8	$26.5
Net (loss) / income from discontinued operations	(0.5)	(1.2)	(0.9)	3.8
Net income	$8.0	$4.8	$24.9	$30.3

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	27,295,862	27,722,472	27,403,844	27,718,874
Dilutive effect of potential common stock	229,452	311,260	249,042	353,281
For diluted earnings per share	27,525,314	28,033,732	27,652,886	28,072,155

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.31	$0.22	$0.94	$0.96
Basic (loss) / earnings per ordinary share for discontinued operations	(0.02)	(0.04)	(0.03)	0.14
Basic earnings per ordinary share	$0.29	$0.17	$0.91	$1.09

Diluted earnings per ordinary share for continuing operations	$0.31	$0.21	$0.93	$0.94
Diluted (loss) / earnings per ordinary share for discontinued operations	(0.02)	(0.04)	(0.03)	0.14
Diluted earnings per ordinary share	$0.29	$0.17	$0.90	$1.08
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
In the third quarter of 2022 and 2021 and year-to-date 2022, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.
.

3.    Net Sales
Disaggregated sales disclosures for the quarter and year-to-date ended September 25, 2022, and September 26, 2021, are included below and in Note 14, Segmental Information.

	Third Quarter
	2022			2021
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$7.0	$31.0	$38.0	$7.6	$21.6	$29.2
Transportation	17.9	11.3	29.2	19.7	11.4	31.1
Defense, First Response & Healthcare	18.5	14.5	33.0	18.3	12.6	30.9
	$43.4	$56.8	$100.2	$45.6	$45.6	$91.2

	Year-to-date
	2022			2021
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$23.7	$90.1	$113.8	$23.3	$69.0	$92.3
Transportation	53.9	40.4	94.3	50.7	35.1	85.8
Defense, First Response & Healthcare	54.3	44.3	98.6	54.3	43.0	97.3
	$131.9	$174.8	$306.7	$128.3	$147.1	$275.4
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.3 million (2021: $0.5 million) and $2.0 million restructuring charges (2021: $2.1 million) in the third quarter and first nine months of 2022, respectively, included $0.3 million (2021: $0.3 million) and $1.8 million (2021: $1.0 million), respectively, of further costs associated with the closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. In addition $0.2 million of costs were incurred in the second quarter of 2022 relating to one-time employee termination benefits in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations.
The first nine months of 2021 also includes $0.9 million primarily of one-time employee termination benefits in the Elektron division, largely in relation to the divestiture of our small Luxfer Magtech production facility in Ontario, Canada.
Restructuring-related costs by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Severance and related costs
Gas Cylinders	$0.3	$0.5	$1.8	$1.1
Elektron	—	—	0.2	1.0
Total restructuring charges	$0.3	$0.5	$2.0	$2.1

4.    Restructuring (continued)

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2022
Balance at January 1,	$11.7
Costs incurred	2.0
Cash payments and other	(9.8)
Balance at September 25,	$3.9
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
Acquisition-related costs of $0.3 million in the first nine months of 2022 and $1.5 million in the first nine months of 2021 represent transitional costs and professional fees incurred in relation to the SCI acquisition.

6.    Other charges
There were no other charges in the first nine months of 2022. Other charges of $1.1 million in the first nine months of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning a Human Resources administration matter.

7.    Supplementary balance sheet information

	September 25,	December 31,
In millions	2022	2021
Accounts and other receivables
Trade receivables	$54.0	$45.8
Related parties	0.1	0.1
Prepayments and accrued income	6.5	8.5
Derivative financial instruments	0.7	0.1
Deferred consideration	1.0	1.0
Other receivables	3.8	2.3
Total accounts and other receivables	$66.1	$57.8

Inventories
Raw materials and supplies	$44.1	$39.3
Work-in-process	41.8	26.7
Finished goods	25.7	24.5
Total inventories	$111.6	$90.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$56.8	$64.6
Machinery and equipment	241.1	266.3
Construction in progress	8.8	8.4
Total property, plant and equipment	306.7	339.3
Accumulated depreciation and impairment	(231.7)	(251.8)
Total property, plant and equipment, net	$75.0	$87.5

Other current liabilities
Restructuring provision	$3.9	$11.7
Short term provision	1.0	0.2
Derivative financial instruments	0.7	0.1
Operating lease liability	4.5	3.0
Advance payments	2.5	4.6
Total other current liabilities	$12.6	$19.6

Other non-current liabilities
Contingent liabilities	$0.6	$1.8
Operating lease liability	18.8	9.8
Other non-current liabilities	0.1	—
Total other non-current liabilities	$19.5	$11.6

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first nine months ended September 25, 2022, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2022	$27.6	$42.1	$69.7
Exchange difference	(4.5)	(2.7)	(7.2)
Net balance at September 25, 2022	$23.1	$39.4	$62.5
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of September 25, 2022 and December 31, 2021.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2022	$15.2	$8.2	$23.4
Exchange movements	—	(1.4)	(1.4)
At September 25, 2022	$15.2	$6.8	$22.0

Accumulated amortization:
At January 1, 2022	$5.7	$4.0	$9.7
Provided during the period	0.4	0.2	0.6
Exchange movements	—	(0.7)	(0.7)
At September 25, 2022	$6.1	$3.5	$9.6

Net book values:
At January 1, 2022	$9.5	$4.2	$13.7
At September 25, 2022	$9.1	$3.3	$12.4

Identifiable intangible asset amortization expense was $0.6 million and $0.7 million for the first nine months of 2022 and 2021 respectively.
Intangible asset amortization expense in 2022 and each of the following four years is expected to be approximately $0.8 million.

9.    Debt

Debt outstanding was as follows:

In millions	September 25, 2022	December 31, 2021
4.88% Loan Notes due 2023	$25.0	$25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	37.6	10.8
Unamortized debt issuance costs	(0.8)	(1.2)
Total debt	$86.8	$59.6
Less current portion	$(25.0)	$—
Non-current debt	$61.8	$59.6
The weighted-average interest rate on the revolving credit facility was 3.60% for the Third Quarter of 2022 and 1.70% for the full-year 2021.

9.    Debt (continued)
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Loan Notes due 2023	—	25.0	—	—	—	—	25.0
Loan Notes due 2026	—	—	—	—	25.0	—	25.0
Revolving credit facility	—	—	—	—	37.6	—	37.6
Total debt	$—	$25.0	$—	$—	$62.6	$—	$87.6
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to September 25, 2022.
The Loan Notes due 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the first nine months of 2022, we drew down net $31.7 million on the Revolving Credit Facility and the balance outstanding at September 25, 2022, was $37.6 million, and at December 31, 2021, was $10.8 million, with $62.3 million undrawn at September 25, 2022.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 25, 2022.
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
In 2021, our Superform U.K. business was also disclosed within assets and liabilities held-for-sale. The business was sold in September 2021.
Results of discontinued operations in the first nine months of 2022 and 2021 were as follows:

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Net sales	$1.8	$4.9	$5.5	$19.5
Cost of goods sold	(1.7)	(4.7)	(4.9)	(20.4)
Gross profit/(loss)	$0.1	$0.2	$0.6	$(0.9)
Selling, general and administrative expenses	(0.1)	(1.4)	(0.5)	(3.1)
Restructuring charges	—	—	(0.3)	—
Acquisition and disposal related costs	(0.7)	—	(0.9)	—
Operating loss	$(0.7)	$(1.2)	$(1.1)	$(4.0)
Tax credit	0.2	0.5	0.2	1.2
Net loss	$(0.5)	$(0.7)	$(0.9)	$(2.8)

10.    Discontinued Operations (continued)
Our U.S. aluminum gas cylinder business was sold in March 2021 for $21.0 million. During 2021, $0.8 million of working capital adjustments were made, resulting in final proceeds of $20.2 million.
In the Third Quarter of 2021, the Company also recorded a $0.1 million loss on the sale of the Superform U.K business resulting in a total $0.5 million loss on disposition in the quarter and $6.6 million gain on disposition in the year.

The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	September 25,	December 31,
In millions	2022	2021
Right-of-use-assets from operating leases	$2.8	$—
Inventory	3.0	2.7
Accounts and other receivables	2.1	2.1
Held-for-sale assets	$7.9	$4.8

Held-for-sale liabilities
Accounts payable	1.1	0.5
Accrued liabilities	0.5	0.1
Other liabilities	0.2	—
Lease Liabilities	3.1	0.8
Held-for-sale liabilities	$4.9	$1.4
Also included within assets held-for-sale in 2022 are land and buildings valued at $1.2 million, and an additional $3.7 million in 2021, within our Elektron Segment.
The depreciation and amortization, capital expenditures and significant non-cash items were as follows:

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Cash flows from discontinued operating activities:
Depreciation	$—	$0.1	$—	$0.4
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
The effective income tax rate on continuing operations for the first nine months ended September 25, 2022, was 21.8%, compared to 12.0% for the first nine months ended September 26, 2021. The 2021 rate was impacted by a $2.8 million deferred tax credit as a result of the enacted increase in the U.K. tax rate from 19% to 25% from April 2023.

12.    Share Plans

Total share-based compensation expense for the quarters ended September 25, 2022, and September 26, 2021, was as follows:

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Total share-based compensation charges	$0.9	$0.8	$1.8	$2.2

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
In May 2022, approximately 19,000 additional awards were granted under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The fair value of options granted was estimated to be $15.00 per share.
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

13.    Shareholders' Equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2022	2021	2022		2021
Dividends declared and paid during the year:
Interim dividend declared January 4 2021, and paid February 4, 2021 ($0.125 per ordinary share)	$—	$—	$—		$3.4
Interim dividend declared April 5 2021, and paid May 5, 2021 ($0.125 per ordinary share)	—	—	—		3.4
Interim dividend declared July 6 2021, and paid August 4, 2021 ($0.125 per ordinary share)	—	3.4	—		3.4
Interim dividend declared January 4 2022, and paid February 2, 2022 ($0.125 per ordinary share)	—	—	3.4	—	—
Interim dividend declared March 10 2022, and paid May 4, 2022 ($0.130) per ordinary share)	—	—	3.6		—
Interim dividend declared July 5 2022, and paid August 3, 2022 ($0.130) per ordinary share)	3.6	—	3.6		—
	$3.6	$3.4	$10.6		$10.2

In millions	2022	2021
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 5, and to be paid November 3, 2021 ($0.125 per ordinary share)	$—	$3.4
Interim dividend declared October 4, and to be paid November 2, 2022 ($0.130 per ordinary share)	3.6	—
	$3.6	$3.4

In July 2022 the Company made a payment of $0.1 million to cancel the entirety of deferred shares held, $149.8 million was reallocated to additional paid-in capital to reflect the capital reduction in deferred shares.

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
Financial information by reportable segment for the Third Quarter and year-to-date ended September 25, 2022, and September 26, 2021, is included in the following summary:

	Net sales				Adjusted EBITDA
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Gas Cylinders segment	$43.4	$45.6	$131.9	$128.3	$3.4	$5.4	$9.8	$16.7
Elektron segment	56.8	45.6	174.8	147.1	12.7	8.4	39.3	32.1
Consolidated	$100.2	$91.2	$306.7	$275.4	$16.1	$13.8	$49.1	$48.8

	Depreciation and amortization				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Gas Cylinders segment	$1.2	$1.4	$3.8	$3.9	$0.3	$0.5	$1.8	$1.1
Elektron segment	2.1	2.4	6.6	7.3	—	—	0.2	1.0
Consolidated	$3.3	$3.8	$10.4	$11.2	$0.3	$0.5	$2.0	$2.1

14.    Segmental Information (continued)

	Total assets		Capital expenditures
	September 25,	December 31,	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021	2022	2021
Gas Cylinders segment	$131.0	$122.7	$0.4	$0.2	$0.8	$0.7
Elektron segment	213.1	206.5	2.1	1.8	4.7	4.9
Other	40.4	34.8	—	—	—	—
Discontinued operations	$7.9	$4.8	$—	$—	$—	$—
Consolidated	$392.4	$368.8	$2.5	$2.0	$5.5	$5.6

	Property, plant and equipment, net
	September 25,	December 31,
In millions	2022	2021
U.S.	$42.2	$46.9
United Kingdom	28.8	36.0
Canada	2.9	3.3
Rest of Europe	0.9	1.0
Asia Pacific	0.2	0.3
	$75.0	$87.5
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Adjusted EBITDA	$16.1	$13.8	$49.1	$48.8
Other share-based compensation charges	(0.9)	(0.8)	(1.8)	(2.2)
Depreciation and amortization	(3.3)	(3.8)	(10.4)	(11.2)
Gain on disposal of property, plant and equipment	—	—	0.2	—
Restructuring charges	(0.3)	(0.5)	(2.0)	(2.1)
Acquisition and disposal related costs	—	(0.6)	(0.3)	(1.5)
Other charges	—	—	—	(1.1)
Defined benefits pension credit	0.2	0.6	0.9	1.8
Interest expense, net	(1.0)	(0.8)	(2.7)	(2.4)
Net income before income taxes from continuing operations	$10.8	$7.9	$33.0	$30.1
The following tables present certain geographic information by geographic region for the Third Quarter ended September 25, 2022, and September 26, 2021:

	Net Sales(1)
	Third Quarter				Year-to-date
	2022		2021		2022		2021
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$57.0	56.8%	$49.4	54.2%	$174.0	56.8%	$151.8	55.1%
U.K.	4.6	4.6%	6.5	7.1%	16.0	5.2%	17.5	6.4%
Germany	4.4	4.4%	5.1	5.6%	15.3	5.0%	13.2	4.8%
France	1.8	1.8%	2.6	2.9%	6.7	2.2%	9.3	3.4%
Italy	2.5	2.5%	3.5	3.8%	8.4	2.7%	9.5	3.4%
Top five countries	$70.3	70.1%	$67.1	73.6%	$220.4	71.9%	$201.3	73.1%
Rest of Europe	6.7	6.7%	4.9	5.4%	19.1	6.2%	19.0	6.9%
Asia Pacific	18.3	18.3%	13.7	15.0%	50.7	16.5%	38.1	13.8%
Other (2)	4.9	4.9%	5.5	6.0%	16.5	5.4%	17.0	6.2%
	$100.2		$91.2		$306.7		$275.4
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

15.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $100.0 million at September 25, 2022 and December 31, 2021. Of these committed facilities, $37.6 million was drawn at September 25, 2022 and $10.8 million at December 31, 2021. The Company also had an additional $50.0 million of uncommitted facilities through an accordion provision.
The Company also has a separate (uncommitted) bonding facility for bank guarantees, denominated in GBP sterling of £0.5 million or $0.5 million (2021: £0.6 million or $0.9 million), £0.1 million ($0.1 million) and £0.1 million ($0.2 million) was utilized at September 25, 2022, and December 31, 2021, respectively.
The Company has a separate (uncommitted) facility for letters of credit, which at September 25, 2022, was $2.0 million (2021: $1.5 million). $1.1 million and $0.9 million of this was utilized at September 25, 2022, and December 31, 2021, respectively.
The Company also has a $4.0 million separate overdraft facility of which none was drawn at September 25, 2022 and at December 31, 2021.
Contingencies
In November 2018, an explosion occurred at a third-party waste disposal and treatment site in Boise, Idaho, reportedly causing property damage, personal injury, and one fatality. We had contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Lakehurst, New Jersey. We believe this service company, in turn, apparently contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident - one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. We do not believe that we are liable for the incident, have asserted such, and, therefore, do not currently expect this matter to have a material impact on the Company’s financial position or results of operations.

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
•fluctuations in the cost and / or availability of raw materials, labor and energy, as well as our ability to pass on cost increases to customers;
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
Furthermore, in the majority of cases, we are able to pass through inflation to our customers. Currently, our expectation is that the impact of material availability / inflation and energy cost inflation and labor and transport constraints will continue into 2023; that we will be able to source sufficient material to meet demand and that in the majority of cases we expect to be able to pass on cost increases. However the outlook remains highly uncertain with both the size and timing of future cost increases difficult to predict.

Impact of conflict in Ukraine

However the outlook remains highly uncertain with both the size and timing of future cost increases difficult to predict. The Russian invasion of Ukraine and ongoing military conflict which commenced on February 24, 2022, has resulted in massive displacement of the Ukrainian population and huge disruption to its economy. Wide ranging sanctions have been imposed on the Russian Federation by the international community, targeting individuals, banks, businesses, funds transfers and imports and exports and are expected to have a significant adverse impact on Russia's economy as well as on international businesses active in the region. The impact on Luxfer is not expected to be significant as we have no direct operations in the region, and our sales to Russia and Ukraine combined typically represent less than one percent of total revenue by destination. Furthermore, neither country is a critical supplier of our raw material needs, and while Russia is a major global exporter of magnesium, we are able to source the metal from various alternative locations, including China, Israel, Turkey and the United States.

Operating objectives and trends
In 2022, we expect the following operating objectives and trends to impact our business:
•Organic growth initiatives with particular focus on revenue from new products;
•Actions to ensure continuity of supply of critical materials and services while safeguarding margins amid inflationary pressures;
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Third Quarter of 2022 and 2021 of Luxfer were as follows:

	Third Quarter		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$100.2	$91.2	9.9%
Cost of goods sold	(77.0)	(70.1)	9.8%
Gross profit	23.2	21.1	10.0%
% of net sales	23.2%	23.1%	0.1
Selling, general and administrative expenses	(10.3)	(10.6)	(2.8)%
% of net sales	10.3%	11.6%	(1.3)
Research and development	(1.0)	(1.3)	(23.1)%
% of net sales	1.0%	1.4%	(0.4)
Restructuring charges	(0.3)	(0.5)	(40.0)%
% of net sales	0.3%	0.5%	(0.2)
Acquisition and disposal related costs	—	(0.6)	(100.0)%
% of net sales	—%	(0.7)%	0.7
Operating income	$11.6	$8.1	43.2%
% of net sales	11.6%	8.9%	2.7
Net interest expense	(1.0)	(0.8)	25.0%
% of net sales	1.0%	0.9%	0.1
Defined benefit pension credit	0.2	0.6	(66.7)%
% of net sales	0.2%	0.7%	(0.5)
Income before income taxes	$10.8	$7.9	36.7%
% of net sales	10.8%	8.7%	2.1
Provision for income taxes	(2.3)	(1.9)	21.1%
Effective tax rate	21.3%	24.1%	(2.8)
Net income from continuing activities	$8.5	$6.0	41.7%
% of net sales	8.5%	6.6%	1.9

The consolidated results of operations for the nine months of 2022 and 2021 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2022	2021	2022 v 2021
Net sales	$306.7	275.4	11.4%
Cost of goods sold	(233.6)	(203.2)	15.0%
Gross profit	73.1	72.2	1.2%
% of net sales	23.8%	26.2%	(2.4)
Selling, general and administrative expenses	(32.5)	(33.9)	(4.1)%
% of net sales	10.6%	12.3%	(1.7)
Research and development	(3.5)	(2.9)	20.7%
% of net sales	1.1%	1.1%	—
Restructuring charges	(2.0)	(2.1)	(4.8)%
% of net sales	0.7%	0.8%	(0.1)
Acquisition and disposal related costs	(0.3)	(1.5)	(80.0)%
% of net sales	0.1%	(0.5)%	0.6
Other charges	—	(1.1)	n/a
% of net sales	—%	0.4%	(0.4)
Operating income	34.8	30.7	13.4%
% of net sales	11.3%	11.1%	0.2
Net interest expense	(2.7)	(2.4)	12.5%
% of net sales	0.9%	0.9%	—
Defined benefit pension credit	0.9	1.8	(50.0)%
% of net sales	0.3%	0.7%	(0.4)
Income from continuing operations	33.0	30.1	9.6%
% of net sales	10.8%	10.9%	(0.1)
Provision for income taxes	(7.2)	(3.6)	100.0%
Effective tax rate	21.8%	12.0%	9.8
Net income from continuing operations	$25.8	$26.5	(2.6)%
% of net sales	8.4%	9.6%	(1.2)

Net sales
Adjusting for foreign exchange headwinds of $4.9 million and $9.8 million, net sales have increased by 15.2% and 14.9% in the third quarter and first nine months of 2022 respectively. The passing through of material cost inflation, where not constrained by contract, accounted for approximately 14.6% and 13.0% of the increase in consolidated net sales in the third quarter and first nine months, respectively, of 2022 from 2021. Furthermore, there was a benefit in the quarter from:
•Increased sales of magnesium powders used in commercial applications;
•Increased demand for composite cylinders used in aerospace and medical applications, although constrained by historical contractual prices;
•Increased sales of magnesium alloys, especially those used in aerospace applications; and
•Higher demand for our zirconium products particularly in industrial applications.
These increases were partially offset by:
•Unfavorable foreign exchange variances as highlighted above;
•Softening sales of flameless ration heaters ("FRH") and Chemical detection kits, and
•Alternative fuel cylinders down on strong quarter in prior year.
Further to the above, the first nine months of the year were also affected by:
•Increased sales of magnesium powders used in military applications; and
•Higher demand for photo-engraving plates
Gross profit
The 2.4 percentage point decrease in gross profit as a percentage of sales in the first nine months of 2022 from 2021 was primarily the result of increased material and labor costs and other supply chain investments to overcome disruption, not fully covered by price increases, particularly in the Gas Cylinders Division.
The 0.1 percentage point increase in gross profit as a percentage of sales in the third quarter of 2022 from 2021 is a result of positive sales mix between the Elektron and Gas Cylinders Division offsetting the impact of fixed-priced contracts in the Gas Cylinders Division.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2022 from 2021 has decreased by 1.3 percentage points and 1.7 percentage points in the quarter and first nine months respectively, largely due to the impact of price increases on revenue, as well as cost reduction programs effected in the prior year. We have also benefited from foreign currency translation of $1.0 million and $1.6 million in the quarter and first nine months respectively.

Research and development costs
Research and development costs as a percentage of sales decreased by 0.4 percentage points in the third quarter and remained flat for the first nine months of 2022 relative to 2021 respectively. The reduction in the quarter has brought the year-to-date spend in line with the prior year. There has been a $0.1 million impact due to foreign exchange, accounting for half of the percentage point reduction.

Restructuring charges
The $0.3 million and $2.0 million restructuring charge in the third quarter and first nine months of 2022 relates predominantly to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019. There was $0.2 million recognized in the second quarter of 2022 relating to one-time employee termination benefits in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations.
The $0.5 million and $2.1 million restructuring charge in the third quarter and first nine months of 2021 included $0.3 million and $1.1 million respectively of further costs associated with the announced closure of Luxfer Gas Cylinders France, and was largely legal and professional fees. The first nine months of 2021 also includes $0.9 million of one-time employee termination benefits in the Elektron division, largely in relation to the planned divestiture of our small Elektron production facility in Ontario, Canada.

Acquisition and disposal related costs
Net costs of $0.3 million incurred in the first nine months of 2022 and $0.6 million and $1.5 million in the third quarter and first nine months of 2021 respectively, represents amounts incurred in relation to the acquisition of Structural Composites Industries.

Other charges
Other charges in the first nine months of 2021 relates to the settlement of a class action lawsuit in the Gas Cylinders segment in relation to an alleged historic violation of the Californian Labor Code, concerning an Human Resources administration matter.

Net interest expense
Net interest expense of $1.0 million in the third quarter of 2022 increased $0.2 million from $0.8 million in the third quarter 2021,due to combination of increased interest rates and higher drawings. Interest expense of $2.7 million in the first nine months of 2022 was also higher than the $2.4 million in the first nine months of 2021.

Defined benefit pension credit
The $0.4 million and $0.9 million decrease in defined benefit pension credit to $0.2 million and $0.9 million in the third quarter and first nine months of 2022 from $0.6 million and $1.8 million in 2021 is primarily due to the combined effect on the U.K. plan of lower projected asset returns and a higher inflation projection coupled with the weakening of the pound sterling.

Provision for income taxes
The movement in the statutory effective tax rate from 12.0% in 2021, to 21.8% in 2022, was primarily due to the impact of the enacted tax rate change in the U.K. in 2021, which is due to rise from 19% to 25% in April 2023. The subsequent increase in the value of deferred tax assets related to our defined benefit pension plan resulted in a credit of $2.2 million recorded in our tax charge in the second quarter of 2021. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 21.5% in 2022 from 21.2% in 2021, largely as a result of jurisdictional profit mix.

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

	Third Quarter		Year-to-date
In millions except per share data	2022	2021	2022	2021
Net income from continuing operations	$8.5	$6.0	$25.8	$26.5
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.3	0.6	0.7
Acquisition and disposal related costs	—	0.6	0.3	1.5
Defined benefit pension credit	(0.2)	(0.6)	(0.9)	(1.8)
Restructuring charges	0.3	0.5	2.0	2.1
Other charges	—	—	—	1.1
Share-based compensation charges	0.9	0.8	1.8	2.2
Other non-recurring tax items(1)	—	—	—	(2.2)
Income tax on adjusted items	(0.1)	(0.4)	(0.7)	(1.8)
Adjusted net income	$9.6	$7.2	$28.9	$28.3

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.31	$0.21	$0.93	$0.94
Impact of adjusted items	0.04	0.05	0.12	0.07
Adjusted diluted earnings per ordinary share(2)	$0.35	$0.26	$1.05	$1.01
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

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Adjusted net income	$9.6	$7.2	$28.9	$28.3
Add back:
Other non-recurring tax items	—	—	—	2.2
Income tax on adjusted items	0.1	0.4	0.7	1.8
Provision for income taxes	2.3	1.9	7.2	3.6
Net finance costs	1.0	0.8	2.7	2.4
Gain on disposal of PPE	—	—	(0.2)	—
Adjusted EBITA	$13.0	$10.3	$39.3	$38.3
Depreciation	3.1	3.5	9.8	10.5
Adjusted EBITDA	$16.1	$13.8	$49.1	$48.8

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Third Quarter		Year-to-date
In millions	2022	2021	2022	2021
Adjusted net income	$9.6	$7.2	$28.9	$28.3
Add back:
Other non-recurring tax items	—	2.2	—	2.2
Income tax on adjusted items	0.1	0.4	0.7	1.8
Provision for income taxes	2.3	1.9	7.2	3.6
Adjusted income before income taxes	$12.0	$11.7	$36.8	$35.9
Adjusted provision for income taxes	2.4	4.5	7.9	7.6
Adjusted effective tax rate	20.0%	38.5%	21.5%	21.2%

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

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2022	2021	2022 v 2021	2022	2021	2022 v 2021
Net sales	$43.4	$45.6	(4.8)%	$131.9	$128.3	2.8%
Adjusted EBITDA	3.4	5.4	(37.0)%	9.8	16.7	(41.3)%
% of net sales	7.8%	11.8%	(4.0)	7.4%	13.0%	(5.6)
Net sales
The 4.8% decrease in Gas Cylinders sales in the third quarter of 2022 from 2021 was primarily the result of:
•Continued reduction in sales of aluminum products;
•Reduction in alternative fuel and SCBA cylinder sales; and
•$2.6 million FX headwind.
These decreases have been partially offset by:
•Increased demand for composite cylinders used in aerospace; and
•Improved sales of medical oxygen cylinders.
Net sales in Gas Cylinders are still being impacted by the fixed-price contracts in place across the Division.
The first nine months of 2022 has benefited from $7.1 million of sales due to the acquisition of SCI at the end of the first quarter of 2021, which has positively impacted sales of cylinders used in aerospace and alternative fuels ("AF") applications.
Adjusted EBITDA
The 4.0 percentage point and 5.6 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the third quarter and first nine months of 2022 relative to 2021 continue to be impacted by timing of contractually constrained cost pass-through, though improving. Cost reduction effort activities more than offset adverse foreign exchange impact.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2022	2021	2022 v 2021	2022	2021	2022 v 2021
Net sales	$56.8	$45.6	24.6%	$174.8	$147.1	18.8%
Adjusted EBITDA	12.7	8.4	51.2%	39.3	32.1	22.4%
% of net sales	22.4%	18.4%	4.0	22.5%	21.8%	0.7
Net sales
The 24.6% and 18.8% increase in Elektron sales in the third quarter and first nine months, respectively, of 2022 from 2021 was primarily the result of:
•Increased sales of magnesium powders used in commercial applications;
•Improved sales of zirconium products including catalysis and traditional oxides; and
•Increased demand for magnesium used in the aerospace market.
These increases were partially offset by a decrease in sales of flameless ration heaters, heater meals and chemical response kits supplied by Luxfer Magtech.
Net sales were also impacted by $2.3 million of FX headwinds.

Adjusted EBITDA
The 4.0 and 0.7 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in the third quarter and first nine months respectively of 2022 from 2021 was primarily the result of the Division's ability to pass on the continued inflationary cost increases, as well as the benefit of positive foreign exchange variances.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 25, 2022.

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
Cash Flows
Operating activities
Cash used by operating activities was $3.2 million for the first nine months in 2022. It was primarily related to net income from operating activities offset by significant increases in working capital related to inventory build to protect supply chain, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit and net changes to assets and liabilities.
Cash provided by operating activities was $34.1 million in the first nine months of 2021. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; pension credit and net changes to assets and liabilities.
Investing activities
Net cash used by investing activities was $1.5 million for the first nine months off 2022, compared to net cash used for investing activities of $1.2 million in 2021.The movement was primarily due the $3.7 million cash received in relation to the sale of our previously held-for-sale building in the Elektron division and the $0.4 million reduction in capital expenditures. In 2021, we also received net, $4.4 million from the divestiture of our U.S. aluminum gas cylinder facility in the U.S. and acquisition of SCI.
Financing activities
In the first nine months of 2022, net cash provided by financing activities was $12.7 million (2021: $19.3 million used for financing activities). We made net drawdown on our banking facilities of $31.7 million (2021: $4.4 million repayment) and dividend payments of $10.6 million (2021: $10.2 million), equating to $0.385 and $0.375 per ordinary share respectively. In addition, we paid out $1.4 million (2021: $1.9 million) in settling share based compensation and $6.9 million (2021: $2.8 million) in repurchasing our own shares as part of the share buyback program which equates to 350,000 shares (2021: 90,000 shares).

Capital Resources
Dividends
We paid year-to-date dividends in 2022 of $10.6 million (2021: $10.2 million year-to-date), or $0.385 per ordinary share (2021: $0.375).
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2023	$25.0	$25.0	$—	$—	$—
Loan Notes due 2026	25.0	—	—	25.0	—
Revolving credit facility	37.6	—	—	37.6	—
Obligations under operating leases	33.3	5.5	11.1	7.3	9.4
Capital commitments	0.9	0.9	—	—	—
Interest payments	17.2	3.8	6.8	6.6	—
Total contractual cash obligations	$139.0	$35.2	$17.9	$76.5	$9.4

Off-balance sheet measures
At September 25, 2022, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 15.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first nine months ended September 25, 2022. For additional information, refer to Item 7A of our 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 25, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended September 25, 2022, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 25, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter and year ended ended September 25, 2022, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
October 25, 2022