Form 10-Q
period 2023-04-02
LUXFER HOLDINGS PLC
filed 2023-04-26
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on April 2, 2023, was 26,931,897.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per share data	2023	2022
Net sales	$101.3	$97.0
Cost of goods sold	(80.2)	(72.8)
Gross profit	21.1	24.2
Selling, general and administrative expenses	(12.5)	(10.7)
Research and development	(1.2)	(1.3)
Restructuring charges	(0.3)	(1.4)
Acquisition and disposal related costs	—	(0.2)
Operating income	7.1	10.6
Interest expense	(1.3)	(0.8)
Defined benefit pension (charge) / credit	(8.9)	0.4
(Loss) / income before income taxes	(3.1)	10.2
Credit / (provision) for income taxes	3.6	(2.5)
Net income from continuing operations	0.5	7.7

Net income / (loss) from discontinued operations	$—	$(0.1)

Net income	$0.5	$7.6

Earnings / (loss) per share[1]
Basic from continuing operations	$0.02	$0.28
Basic from discontinued operations[2]	$—	$—
Basic	$0.02	$0.28

Diluted from continuing operations	$0.02	$0.28
Diluted from discontinued operations[2]	$—	$—
Diluted	$0.02	$0.28

Weighted average ordinary shares outstanding
Basic	26,921,010	27,490,741
Diluted	27,071,494	27,696,118

See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the First Quarter of 2022 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	First Quarter
In millions	2023	2022
Net income	$0.5	$7.6

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment, net of tax	3.4	(1.8)
Pension and post-retirement actuarial gains, net of $4.9 and $0.1 tax, respectively	6.8	0.4
Other comprehensive income / (loss), net of tax	10.2	(1.4)

Total comprehensive income	$10.7	$6.2
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 02,	December 31,
In millions, except share and per share data	2023	2022
Current assets
Cash and cash equivalents	$1.8	$12.6
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $0.5 and $0.4, respectively	74.2	67.8
Inventories	129.4	111.1
Current assets held-for-sale	7.8	9.3
Total current assets	$213.5	$201.1
Non-current assets
Property, plant and equipment, net	$77.6	$77.7
Right-of-use assets from operating leases	19.2	19.8
Goodwill	66.5	65.6
Intangibles, net	12.4	12.5
Deferred tax assets	3.2	3.0
Investments and loans to joint ventures and other affiliates	0.3	0.4
Pensions and other retirement benefits	28.4	27.0
Total assets	$421.1	$407.1
Current liabilities
Short-term debt	$25.0	$25.0
Accounts payable	39.3	37.8
Accrued liabilities	28.9	29.4
Taxes on income	2.7	1.8
Current liabilities held-for-sale	4.1	5.0
Other current liabilities	11.8	11.2
Total current liabilities	$111.8	$110.2
Non-current liabilities
Long-term debt	$66.4	$56.2
Pensions and other retirement benefits	—	4.5
Deferred tax liabilities	11.4	9.9
Other non-current liabilities	17.5	19.0
Total liabilities	$207.1	$199.8
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2023 and 2022; issued and outstanding 28,944,000 for 2023 and 2022	$26.5	$26.5
Additional paid-in capital	221.7	221.4
Treasury shares	(21.2)	(20.4)
Own shares held by ESOP	(1.0)	(1.0)
Retained earnings	117.2	120.2
Accumulated other comprehensive loss	(129.2)	(139.4)
Total shareholders' equity	$214.0	$207.3
Total liabilities and shareholders' equity	$421.1	$407.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2023	2022
Operating activities
Net income	$0.5	$7.6
Net (income) / loss from discontinued operations	—	0.1
Net income from continuing operations	$0.5	$7.7
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	3.1	3.5
Amortization of purchased intangible assets	0.2	0.2
Amortization of debt issuance costs	0.1	0.2
Share-based compensation charges	0.6	0.2
Deferred income taxes	1.2	0.1
Defined benefit pension charge / (credit)	8.9	(0.4)
Defined benefit pension contributions	(2.3)	—
Changes in assets and liabilities
Accounts and other receivables	(2.3)	(12.2)
Inventories	(17.1)	(16.2)
Other current assets	1.5	(3.0)
Accounts payable	(2.4)	6.8
Accrued liabilities	(1.0)	3.4
Other current liabilities	(4.4)	2.0
Other non-current assets and liabilities	(1.0)	(1.6)
Net cash used by operating activities - continuing	(14.4)	(9.3)
Net cash provided by operating activities - discontinued	—	—
Net cash used by operating activities	$(14.4)	$(9.3)
Investing activities
Capital expenditures	$(2.0)	$(1.0)
Net cash used by investing activities - continuing	(2.0)	(1.0)
Net cash used by investing activities - discontinued	—	—
Net cash used by investing activities	$(2.0)	$(1.0)
Financing activities
Net drawdown of long-term borrowings	$9.9	$26.7
Repurchase of own shares	(0.8)	(1.5)
Share-based compensation cash paid	(0.3)	(0.4)
Dividends paid	(3.5)	(3.4)
Net cash provided by financing activities	$5.3	$21.4
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.2)
Net increase	$(10.8)	$10.9
Cash, cash equivalents and restricted cash; beginning of year	12.9	6.4
Cash, cash equivalents and restricted cash; end of the First Quarter	2.1	17.3

Supplemental cash flow information:
Interest payments	$1.4	$0.8
Income tax receipts, net	(0.5)	(0.1)
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income	—	—	—	—	—	—	—	7.6	—	7.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Share-based compensation	—	—	0.2	—	—	—	—	—	—	0.2
Share buyback	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 27, 2022	$26.5	$149.9	$70.7	(0.7)	$(11.1)	(0.8)	$(1.1)	$108.1	$(136.4)	$206.6

At January 1, 2023	$26.5	$—	$221.4	(1.3)	$(20.4)	(0.7)	(1.0)	120.2	$(139.4)	$207.3
Net income	—	—	—	—	—	—	—	0.5	—	0.5
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	10.2	10.2
Dividends declared	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	—	0.6	—	—	—	—	—	—	0.6
Share buy back	—	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.3)	—	—	—	—	—	—	(0.3)
At April 2, 2023	$26.5	$—	$221.7	(1.4)	$(21.2)	(0.7)	$(1.0)	$117.2	$(129.2)	$214.0

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
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter 2023, ended on April 2, 2023, and the First Quarter 2022, ended on March 27, 2022.
Accounting standards issued but not yet effective
None that are expected to be material to the Company.

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
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2023	2022
Basic earnings:
Net income from continuing operations	$0.5	$7.7
Net income / (loss) from discontinued operations	—	(0.1)
Net income	$0.5	$7.6

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,921,010	27,490,741
Dilutive effect of potential common stock	150,484	205,377
For diluted earnings per share	27,071,494	27,696,118

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.02	$0.28
Basic earnings / (loss) per ordinary share for discontinued operations	—	—
Basic earnings per ordinary share	$0.02	$0.28

Diluted earnings per ordinary share for continuing operations	$0.02	$0.28
Diluted earnings / (loss) per ordinary share for discontinued operations	—	—
Diluted earnings per ordinary share	$0.02	$0.28
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
.

3.    Net Sales
Disaggregated sales disclosures for the quarters ended April 2, 2023, and March 27, 2022, are included below and in Note 13, Segmental Information.

	First Quarter
	2023			2022
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
General industrial	$9.5	$22.9	$32.4	$8.4	$26.9	$35.3
Transportation	13.9	12.8	26.7	16.9	12.9	29.8
Defense, First Response & Healthcare	18.1	24.1	42.2	17.1	14.8	31.9
	$41.5	$59.8	$101.3	$42.4	$54.6	$97.0
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.3 million (2021: $1.4 million) restructuring charges in the first quarter of 2023, predominantly relates to costs incurred in streamlining our North American Gas Cylinder business. The $1.4 million restructuring charge in 2022 relates solely to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.
Restructuring-related costs by reportable segment were as follows:

	First Quarter
In millions	2023	2022
Severance and related costs
Gas Cylinders	$0.3	$1.4
Elektron	—	—
Total restructuring charges	$0.3	$1.4
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2023
Balance at January 1,	$3.7
Costs incurred	0.3
Cash payments and other	(0.2)
Balance at April 2,	$3.8
5.    Acquisition and disposal related costs
Acquisition-related costs of $0.2 million in the first quarter of 2022 represent professional fees incurred in relation to the SCI acquisition.

6.    Supplementary balance sheet information

	April 2,	December 31,
In millions	2023	2022
Accounts and other receivables
Trade receivables	$62.0	$56.4
Related parties	0.1	0.1
Prepayments and accrued income	6.5	6.6
Derivative financial instruments	0.1	0.7
Other receivables	5.5	4.0
Total accounts and other receivables	$74.2	$67.8

Inventories
Raw materials and supplies	$55.9	$42.7
Work-in-process	44.3	44.0
Finished goods	29.2	24.4
Total inventories	$129.4	$111.1

Property, plant and equipment, net
Land, buildings and leasehold improvements	$59.7	$58.9
Machinery and equipment	258.8	254.9
Construction in progress	11.7	9.8
Total property, plant and equipment	330.2	323.6
Accumulated depreciation and impairment	(252.6)	(245.9)
Total property, plant and equipment, net	$77.6	$77.7

Other current liabilities
Restructuring provision	$3.8	$3.7
Short term provision	—	0.1
Derivative financial instruments	0.2	0.4
Operating lease liability	5.5	4.7
Advance payments	2.3	2.3
Total other current liabilities	$11.8	$11.2

Other non-current liabilities
Contingent liabilities	$0.5	$0.7
Operating lease liability	16.8	18.2
Other non-current liabilities	0.2	0.1
Total other non-current liabilities	$17.5	$19.0

7.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first three months ended April 2, 2023, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2023	$25.0	$40.6	$65.6
Exchange difference	0.6	0.3	0.9
Net balance at April 2, 2023	$25.6	$40.9	$66.5
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of April 2, 2023 and December 31, 2022..

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2023	$15.2	$7.4	$22.6
Exchange movements	—	0.2	0.2
At April 2, 2023	$15.2	$7.6	$22.8

Accumulated amortization:
At January 1, 2023	$6.1	$4.0	$10.1
Provided during the period	0.1	0.1	0.2
Exchange movements	—	0.1	0.1
At April 2, 2023	$6.2	$4.2	$10.4

Net book values:
At January 1, 2023	$9.1	$3.4	$12.5
At April 2, 2023	$9.0	$3.4	$12.4

Identifiable intangible asset amortization expense was $0.2 million and $0.2 million for the First Quarters of 2023 and 2022 respectively.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.7 million.

8.    Debt

Debt outstanding was as follows:

In millions	April 2, 2023	December 31, 2022
4.88% Loan Notes due 2023	$25.0	$25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	42.2	31.9
Unamortized debt issuance costs	(0.8)	(0.7)
Total debt	$91.4	$81.2
Less current portion	$(25.0)	$(25.0)
Non-current debt	$66.4	$56.2
The weighted-average interest rate on the revolving credit facility was 6.00% for the First Quarter of 2023 and 3.80% for the full-year 2022.

8.    Debt (continued)
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts, is as follows:

In millions	2023	2024	2025	2026	Thereafter	Total
Loan Notes due 2023	25.0	—	—	—	—	25.0
Loan Notes due 2026	—	—	—	25.0	—	25.0
Revolving credit facility	—	—	—	42.2	—	42.2
Total debt	$25.0	$—	$—	$67.2	$—	$92.2
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to April 2, 2023.
The Loan Notes due 2023 and 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the first quarter of 2023, we drew down net $9.9 million on the Revolving Credit Facility and the balance outstanding at April 2, 2023, was $42.2 million, and at December 31, 2022, was $31.9 million, with $82.8 million undrawn at April 2, 2023.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates to April 2, 2023.
9.    Discontinued Operations
Our Superform aluminum superplastic forming business operating in the U.S. was historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of this business as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. We expect the sale of our Superform business to occur in 2023.
The assets and liabilities of the Superform business have been presented within assets held-for-sale and liabilities held-for-sale in the consolidated balance sheets for 2023 and 2022.
Results of discontinued operations in the first quarter of 2023 and 2022 were as follows:

	First Quarter
In millions	2023	2022
Net sales	$2.3	$1.7
Cost of goods sold	(1.9)	(1.6)
Gross profit	$0.4	$0.1
Selling, general and administrative expenses	(0.3)	(0.2)
Restructuring charges	(0.1)	—
Operating profit / (loss)	$—	$(0.1)
Tax (charge) / credit	—	—
Net profit / (loss)	$—	$(0.1)

9.    Discontinued Operations (continued)

The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	April 2,	December 31,
In millions	2023	2022
Inventory	2.4	2.7
Accounts and other receivables	1.6	2.7
Current assets	$4.0	$5.4

Right-of-use-assets	2.6	2.7
Held-for-sale assets	$6.6	$8.1

Held-for-sale liabilities
Accounts payable	0.8	0.8
Accrued liabilities	0.4	0.2
Other liabilities	2.9	4.0
Held-for-sale liabilities	$4.1	$5.0
Also included within assets held-for-sale in 2023 and 2022 are land and buildings valued at $1.2 million, within our Elektron Segment.
There was no depreciation and amortization, capital expenditures and significant non-cash items.
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
The effective income tax rate on continuing operations for the Quarter ended April 2, 2023, was 116.0%, compared to 24.5% for the Quarter ended March 27, 2022. The rate was impacted by non-deductible expenses and a deferred tax credit, primarily in relation to the U.S. pension buyout.

11.    Share Plans

Total share-based compensation expense for the quarters ended April 2, 2023 and March 27, 2022 was as follows:

	First Quarter
In millions	2023	2022
Total share-based compensation charges	$0.6	$0.2

In March 2023, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 126,600 and the weighted average fair value of options granted in 2023 was estimated to be $17.94 per share.
Also in March 2023, approximately 10,000 awards were granted based on the achievement of total shareholder return targets from the period January 1, 2020 to December 31, 2022. 50% of these awards vested immediately upon grant, with the remaining 50% vesting in March 2024.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2023 and the year-ended December 31, 2022:

	First Quarter	Year ended December 31,
	2023	2022
Dividend yield (%)	2.75 - 3.41	2.75 - 3.41
Expected volatility range (%)	36.11 - 49.43	36.11 - 49.43
Risk-free interest rate (%)	1.28 - 2.99	1.28 - 2.99
Expected life of share options range (years)	0.50 - 4.00	0.50 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

12.    Shareholders' Equity
Dividends paid and proposed

	First Quarter
In millions	2023	2022
Dividends declared and paid during the year:
Interim dividend paid February 4, 2022 ($0.125 per ordinary share)	$—	$3.4
Interim dividend paid February 1 2023 ($0.130 per ordinary share)	3.5	—
Interim dividend declared March 10 2022, and paid May 4, 2022 ($0.130) per ordinary share)	—	3.6
	$3.5	$7.0

In millions	2023	2022
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 3 2023, and to be paid May 3, 2023 ($0.130 per ordinary share)	3.5	—
	$3.5	$—

13.    Segmental Information
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment; restructuring charges; impairment charges; acquisition and disposal related gains and costs; other charges; depreciation and amortization; and unwind of the discount on deferred consideration.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Quarters ended April 2, 2023, and March 27, 2022, is included in the following summary:

	Net sales		Adjusted EBITDA
	First Quarter		First Quarter
In millions	2023	2022	2023	2022
Gas Cylinders segment	$41.5	$42.4	$2.5	$2.7
Elektron segment	59.8	54.6	8.8	13.4
Consolidated	$101.3	$97.0	$11.3	$16.1

	Depreciation and amortization		Restructuring charges
	First Quarter		First Quarter
In millions	2023	2022	2023	2022
Gas Cylinders segment	$1.1	$1.4	$0.3	$1.4
Elektron segment	2.2	2.3	—	—
Consolidated	$3.3	$3.7	$0.3	$1.4

13.    Segmental Information (continued)

	Total assets		Capital expenditures
	First Quarter,	December 31,	First Quarter
In millions	2023	2022	2023	2022
Gas Cylinders segment	$143.3	$133.1	$0.3	$0.2
Elektron segment	234.4	216.4	1.7	0.8
Other	36.8	49.5	—	—
Discontinued operations	$6.6	$8.1	$(0.1)	$—
Consolidated	$421.1	$407.1	$1.9	$1.0

	Property, plant and equipment, net
	First Quarter	December 31,
In millions	2023	2022
U.S.	$40.5	$41.6
United Kingdom	33.0	32.0
Canada	2.7	2.8
Rest of Europe	1.0	1.0
Asia Pacific	0.4	0.3
	$77.6	$77.7
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	First Quarter
In millions	2023	2022
Adjusted EBITDA	$11.3	$16.1
Other share-based compensation charges	(0.6)	(0.2)
Depreciation and amortization	(3.3)	(3.7)
Restructuring charges	(0.3)	(1.4)
Acquisition and disposal related costs	—	(0.2)
Defined benefits pension credit	(8.9)	0.4
Interest expense, net	(1.3)	(0.8)
Net (loss) / income before income taxes from continuing operations	$(3.1)	$10.2
The following tables present certain geographic information by geographic region for the First Quarter ended April 2, 2023, and March 27, 2022:

	Net Sales(1)
	First Quarter
	2023		2022
	$M	Percent	$M	Percent
United States	$57.7	57.0%	$55.3	57.0%
U.K.	5.6	5.5%	5.4	5.6%
Germany	6.3	6.2%	4.5	4.6%
France	2.1	2.1%	3.5	3.6%
Italy	3.3	3.3%	2.3	2.4%
Top five countries	$75.0	74.1%	$71.0	73.2%
Rest of Europe	7.4	7.3%	6.0	6.2%
Asia Pacific	14.8	14.6%	14.6	15.1%
Other (2)	4.1	4.0%	5.4	5.6%
	$101.3		$97.0
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

14.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at April 2, 2023 and $100.0 million December 31, 2022. Of these committed facilities, $42.2 million was drawn at April 2, 2023 and $10.8 million at December 31, 2022. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at April 2, 2023 and $50.0 million at December 31, 2022.

	Uncommitted Facilities
	April 2, 2023		December 31, 2022
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	2.0	1.5	2.0	1.5
Overdraft	4.0	—	4.0	—
	$6.6	$1.7	$6.6	$1.7
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

15. Pension Settlement
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. This was partially offset by a $0.3 million (2022: $0.4 million) defined benefit credit on the U.K. pension plan, consistent with the prior year.

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
Please read the sections "Business" and "Risk factors" included within the 2022 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

About Luxfer
Luxfer is a global industrial company innovating niche applications in materials engineering. Luxfer focuses on value creation by using its broad array of technical know-how and proprietary technologies to help create a safe, clean and energy-efficient world. Luxfer's high-performance materials, components and high-pressure gas containment devices are used in defense, first response and healthcare, transportation and general industrial applications.
Key trends and uncertainties regarding our existing business
Margin pressure resulting from supply chain challenges
We have, and continue to experience supply chain challenges characterized by significant increases in material cost inflation on key inputs (including magnesium, aluminum and carbon fiber), labor availability issues and energy and transport cost increases. Additionally, force majeure still remains in place for our key supplier of U.S. sourced magnesium, with supply not expected to recommence until at least Q3 of 2023. However, we have been successful in securing alternative sources of supply outside of the U.S.

In the majority of cases we are able to pass through inflationary costs to our customers, although we are still constrained by contracts, particularly in the Gas Cylinders segment, the longest running of which is not subject to renewal until mid-2024. Currently, our expectation is that the impact of material availability / inflation, energy cost inflation and labor and transport constraints will continue throughout 2023; but that we will be able to source sufficient material to meet demand and that in the majority of cases we expect to be able to pass on cost increases. However the outlook remains highly uncertain with both the size and timing of future cost increases difficult to predict.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the First Quarter of 2023 and 2022 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$101.3	$97.0	4.4%
Cost of goods sold	(80.2)	(72.8)	10.2%
Gross profit	21.1	24.2	(12.8)%
% of net sales	20.8%	24.9%	(4.1)
Selling, general and administrative expenses	(12.5)	(10.7)	16.8%
% of net sales	12.3%	11.0%	1.3
Research and development	(1.2)	(1.3)	(7.7)%
% of net sales	1.2%	1.3%	(0.1)
Restructuring charges	(0.3)	(1.4)	(78.6)%
% of net sales	0.3%	1.4%	(1.1)
Acquisition and disposal related costs	—	(0.2)	(100.0)%
% of net sales	—%	0.2%	(0.2)
Operating income	$7.1	$10.6	(33.0)%
% of net sales	7.0%	10.9%	(3.9)
Net interest expense	(1.3)	(0.8)	62.5%
% of net sales	1.3%	0.8%	0.5
Defined benefit pension (charge) / credit	(8.9)	0.4	n/a
% of net sales	(8.8)%	0.4%	(9.2)
(Loss) / income before income taxes	$(3.1)	$10.2	(130.4)%
% of net sales	(3.1)%	10.5%	(13.6)
Credit / (provision) for income taxes	3.6	(2.5)	(244.0)%
Effective tax rate	116.1%	24.5%	91.6
Net income from continuing activities	$0.5	$7.7	(93.5)%
% of net sales	0.5%	7.9%	(7.4)

Net sales
Adjusting for foreign exchange headwinds of $2.3 million, net sales have increased by 6.8% in the first of 2023 respectively. The passing through of material cost inflation, where not constrained by contract, accounted for approximately $11.1 million of the increase in consolidated net sales in the first quarter, of 2023 from 2022. Furthermore, there was a benefit in the quarter from:
•Increased sales of magnesium alloys, especially those used in aerospace applications;
•Higher demand for our zirconium products, particularly those used in auto-catalysis and pharmaceutical applications;
•Strong demand for our chemical detection and response kits; and
•Year-over-year growth in SCBA and medical cylinder sales.
These increases were partially offset by:
•Timing of sales for flameless ration heaters ("FRH") and Meals-Ready-to Eat products ("MRE");
•Decreased demand for photo-engraving plates;
•Lower sales of Solumag® due to destocking by customers in the Oil and Gas industry; and
•Alternative fuel cylinders being down on prior year due to timing of customer projects.

Gross profit
The 4.1 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2023 from 2022 was primarily the result of the continued increased material and labor costs and other supply chain investments to overcome disruption, not fully covered by price increases, particularly in the Gas Cylinders Division.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2023 from 2022 has increased by 1.3 percentage points largely due to $1.1 million of legal costs expensed in the Elektron segment.

Research and development costs
Research and development costs as a percentage of sales decreased by 0.1 percentage points in the first quarter of 2023 relative to 2022 respectively, with the slight reduction due to the inflationary impact on sales.

Restructuring charges
The $0.3 million restructuring charge in the first quarter of 2023, predominantly relates to costs incurred in respect of cost savings initiatives affecting our North American Gas Cylinders business.
The $1.4 million restructuring charge in 2022 relates solely to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.

Acquisition and disposal related costs
Acquisition related costs of $0.2 million in 2022 represents amounts incurred in relation to the acquisition of SCI.

Net interest expense
Net interest expense of $1.3 million in the first quarter of 2023 increased $0.5 million from $0.8 million in the first quarter 2022, due to combination of higher interest rates and increased drawings.

Defined benefit pension (charge) / credit
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. This was partially offset by a $0.3 million (2022: $0.4 million) defined benefit credit on the U.K. pension plan, consistent with the prior year.

Provision for income taxes
The movement in the statutory effective tax rate from 24.5% in 2022, to 116.1% in 2023, was primarily due to non-deductible expenses and deferred tax credit, predominantly in relation to the previously mentioned pension buyout. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has reduced slightly to 21.7% in 2023 from 22.0% in 2022, largely as a result of jurisdictional profit mix.

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

	First Quarter
In millions except per share data	2023	2022
Net income from continuing operations	$0.5	$7.7
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2
Acquisition and disposal related costs	—	0.2
Defined benefit pension charge / (credit)	8.9	(0.4)
Restructuring charges	0.3	1.4
Share-based compensation charges	0.6	0.2
Tax impact of defined benefit pension settlement	(4.9)	—
Income tax on adjusted items	(0.2)	(0.1)
Adjusted net income	$5.4	$9.2

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.02	$0.28
Impact of adjusted items	0.18	0.05
Adjusted diluted earnings per ordinary share(1)	$0.20	$0.33
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions	2023	2022
Adjusted net income	$5.4	$9.2
Add back:
Tax impact of defined benefit pension settlement	4.9	—
Income tax on adjusted items	0.2	0.1
Provision for income taxes	(3.6)	2.5
Net finance costs	1.3	0.8
Adjusted EBITA	$8.2	$12.6
Depreciation	3.1	3.5
Adjusted EBITDA	$11.3	$16.1

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	First Quarter
In millions	2023	2022
Adjusted net income	$5.4	$9.2
Add back:
Tax impact of defined benefit pension settlement	4.9	—
Income tax on adjusted items	0.2	0.1
Provision for income taxes	(3.6)	2.5
Adjusted income before income taxes	$6.9	$11.8
Adjusted provision for income taxes	1.5	2.6
Adjusted effective tax rate	21.7%	22.0%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; restructuring charges; acquisition and disposal related gains and costs; depreciation and amortization. A reconciliation to net income and taxes can be found in Note 13 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$41.5	$42.4	(2.1)%
Adjusted EBITDA	2.5	2.7	(7.4)%
% of net sales	6.0%	6.4%	(0.4)
Net sales
The 2.1% decrease in Gas Cylinders sales in the first quarter of 2023 from 2022 was primarily the result of:
•Reduction in alternative fuel cylinder sales; and
•$1.5 million FX headwind.
These decreases have been partially offset by:
•Increased demand for SCBA cylinders; and
•Improved sales of medical oxygen cylinders.

Adjusted EBITDA
There was a 0.4 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the first quarter of 2023 relative to 2022. Pricing increases have matched inflation as our ability to pass-through cost increases improved. Volume and mix reductions more than offset favorable foreign exchange impact.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$59.8	$54.6	9.5%
Adjusted EBITDA	8.8	13.4	(34.3)%
% of net sales	14.7%	24.5%	(9.8)
Net sales
The 9.5% increase in Elektron sales in the first quarter of 2023 from 2022 was primarily the result of:
•Increased sales of magnesium alloys, especially those used in aerospace applications;
•Higher demand for our zirconium products, particularly those used in auto-catalysis and pharmaceutical applications; and
•Strong demand for our chemical detection and response kits.
These increases were partially offset by:
•Timing of sales for flameless ration heaters ("FRH") and Meals-Ready-to Eat products ("MRE");
•Decreased demand for photo-engraving plates; and
•Destocking by customers in the Oil and Gas industry.
Net sales were also impacted by $0.8 million of FX headwinds.

Adjusted EBITDA
The 9.8 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the first quarter of 2023 from 2022 was impacted by $1.1 million of legal costs recognized in the quarter, coupled with accelerated cost recovery in the first quarter of 2022 and lower sales in certain higher margin end markets in the first quarter of 2023.

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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to April 2 2023.
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

Cash Flows
Operating activities
Cash used by operating activities was $14.4 million for the first quarter of 2023 compared to $9.3 million in the first quarter of 2022. It was primarily related to net income from operating activities offset by significant increases in working capital related to inventory build to protect supply chain, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit and net changes to assets and liabilities. In 2023, the Company also contributed $2.3 million in relation to the sale of the U.S. pension plan to an insurer.
Investing activities
Net cash used by investing activities was $2.0 million for the first quarter of 2023, compared to net cash used for investing activities of $1.0 million in 2022, as a result of increased capital expenditure in the quarter.
Financing activities
In the first quarter of 2023, net cash provided by financing activities was $5.3 million, compared to $21.4 million inflow in 2022. We made net drawdown on our banking facilities of $9.9 million (2022: $26.7 million drawdown) and dividend payments of $3.5 million (2022: $3.4 million), equating to $0.13 and $0.125 per ordinary share respectively. In addition, we paid out $0.3 million (2022: $0.4 million) in settling share based compensation and $0.8 million (2022: $1.5 million) in repurchasing our own shares as part of the share buyback program which equates to 48,000 shares (2022: 60,100 shares).

Capital Resources
Dividends
We paid year-to-date dividends in 2023 of $3.5 million (2022: $3.4 million year-to-date), or $0.13 per ordinary share (2021: $0.125).
Any payment of dividends is also subject to the provisions of the U.K. Companies Act, according to which dividends may only be paid out of profits available for distribution determined by reference to financial statements prepared in accordance with the Companies Act and U.K.-adopted Internatioanl Accounting Standards, which differ in some respects from GAAP. In the event that dividends are paid in the future, holders of the ordinary shares will be entitled to receive payments in U.S. dollars in respect of dividends on the underlying ordinary shares in accordance with the deposit agreement. Furthermore, because we are a holding company, any dividend payments would depend on cash flows from our subsidiaries.

Authorized shares
Our authorized share capital consists of 40.0 million ordinary shares with a par value of £0.50 per share.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2023	$25.0	$25.0	$—	$—	$—
Loan Notes due 2026	25.0	—	—	25.0	—
Revolving credit facility	42.2	—	—	42.2	—
Obligations under operating leases	28.7	5.1	9.7	4.6	9.3
Capital commitments	1.2	1.2	—	—	—
Interest payments	15.2	4.4	7.9	2.9	—
Total contractual cash obligations	$137.3	$35.7	$17.6	$74.7	$9.3
Off-balance sheet measures
At April 2, 2023, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 14.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first quarter ended April 2, 2023. For additional information, refer to Item 7A of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended April 2, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended April 2, 2023, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
The Company is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 14 (commitments and contingencies) to the consolidated financial statements in ITEM 1. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse impact is remote.

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended April 2, 2023, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
April 26, 2023