Form 10-Q
period 2023-07-02
LUXFER HOLDINGS PLC
filed 2023-07-25
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on July 2, 2023, was 26,922,342.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2023	2022	2023	2022
Net sales	$110.4	$109.5	$211.7	$206.5
Cost of goods sold	(86.2)	(83.8)	(166.4)	(156.6)
Gross profit	24.2	25.7	45.3	49.9
Selling, general and administrative expenses	(12.8)	(11.5)	(25.3)	(22.2)
Research and development	(1.0)	(1.2)	(2.2)	(2.5)
Restructuring charges	(2.5)	(0.3)	(2.8)	(1.7)
Acquisition and disposal related costs	—	(0.1)	—	(0.3)
Operating income	7.9	12.6	15.0	23.2
Net interest expense	(1.8)	(0.9)	(3.1)	(1.7)
Defined benefit pension credit / (charge)	0.6	0.3	(8.3)	0.7
Income before income taxes	6.7	12.0	3.6	22.2
(Provision) / credit for income taxes	(1.8)	(2.4)	1.8	(4.9)
Net income from continuing operations	4.9	9.6	5.4	17.3
Loss from discontinued operations, net of tax	(0.2)	(0.3)	(0.2)	(0.4)
Net loss from discontinued operations	(0.2)	(0.3)	(0.2)	(0.4)

Net income	$4.7	$9.3	$5.2	$16.9

Earnings / (loss) per share[1]
Basic from continuing operations	$0.18	$0.35	$0.20	$0.63
Basic from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic	$0.17	$0.34	$0.19	$0.62

Diluted from continuing operations	$0.18	$0.35	$0.20	$0.62
Diluted from discontinued operations[2]	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$0.17	$0.34	$0.19	$0.61

Weighted average ordinary shares outstanding
Basic	26,923,804	27,428,579	26,922,528	27,458,980
Diluted	27,065,338	27,703,217	27,083,986	27,720,065
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Net income	$4.7	$9.3	$5.2	$16.9

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment, net of tax	3.4	(8.2)	6.8	(10.0)
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $5.0 and $0.2 tax, respectively	0.2	0.3	7.0	0.7
Other comprehensive income / (loss), net of tax	3.6	(7.9)	13.8	(9.3)

Total comprehensive income	$8.3	$1.4	$19.0	$7.6
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 2,	December 31,
In millions, except share and per-share data	2023	2022
Current assets
Cash and cash equivalents	$7.9	$12.6
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $0.7 and $0.4, respectively	72.0	67.8
Inventories	119.3	111.1
Current assets held-for-sale	7.8	9.3
Total current assets	207.3	201.1
Non-current assets
Property, plant and equipment, net	76.7	77.7
Right-of-use assets from operating leases	18.3	19.8
Goodwill	67.5	65.6
Intangibles, net	12.3	12.5
Deferred tax assets	3.0	3.0
Investments and loans to joint ventures and other affiliates	0.3	0.4
Pensions and other retirement benefits	29.8	27.0
Total assets	$415.2	$407.1
Current liabilities
Short-term debt	$—	$25.0
Accounts payable	35.9	37.8
Accrued liabilities	24.4	29.4
Taxes on income	1.1	1.8
Current liabilities held-for-sale	3.5	5.0
Other current liabilities	13.2	11.2
Total current liabilities	78.1	110.2
Non-current liabilities
Long-term debt	92.4	56.2
Pensions and other retirement benefits	—	4.5
Deferred tax liabilities	11.4	9.9
Other non-current liabilities	18.1	19.0
Total liabilities	200.0	199.8
Commitments and contingencies (Note 14)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2023 and 2022; issued and outstanding 28,944,000 for 2023 and 2022	26.5	26.5
Additional paid-in capital	222.1	221.4
Treasury shares	(21.8)	(20.4)
Company shares held by ESOP	(0.9)	(1.0)
Retained earnings	114.9	120.2
Accumulated other comprehensive loss	(125.6)	(139.4)
Total shareholders' equity	215.2	207.3
Total liabilities and shareholders' equity	$415.2	$407.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2023	2022
Operating activities
Net income	$5.2	$16.9
Net loss from discontinued operations	0.2	0.4
Net income from continuing operations	5.4	17.3
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	6.2	6.7
Amortization of purchased intangible assets	0.4	0.4
Amortization of debt issuance costs	0.2	0.3
Share-based compensation charges	1.3	0.9
Deferred income taxes	1.5	0.3
Gain on disposal of property, plant and equipment	—	(0.2)
Asset impairment charges	2.3	—
Defined benefit pension charge / (credit)	8.3	(0.7)
Defined benefit pension contributions	(2.1)	—
Changes in assets and liabilities
Accounts and other receivables	3.8	(19.8)
Inventories	(6.4)	(18.0)
Current assets held-for-sale	1.2	(3.2)
Accounts payable	(9.1)	5.5
Accrued liabilities	(5.9)	1.5
Current liabilities held-for-sale	(1.5)	3.3
Other current liabilities	(7.4)	0.7
Other non-current assets and liabilities	0.5	(1.8)
Net cash used by operating activities - continuing	(1.3)	(6.8)
Net cash provided by operating activities - discontinued	0.1	—
Net cash used by operating activities	(1.2)	(6.8)
Investing activities
Capital expenditures	(4.9)	(2.9)
Proceeds from sale of property, plant and equipment	—	3.7
Net cash (used) / provided by investing activities - continuing	(4.9)	0.8
Net cash used by investing activities - discontinued	(0.1)	—
Net cash (used) / provided by investing activities	(5.0)	0.8
Financing activities
Net repayment of short-term borrowings	(25.0)	—
Net drawdown of long-term borrowings	35.1	18.1
Repurchase of own shares	(1.6)	(3.7)
Share-based compensation cash paid	(0.3)	(1.4)
Dividends paid	(7.0)	(7.0)
Net cash provided by financing activities	1.2	6.0
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.9)
Net decrease	$(4.7)	$(0.9)
Cash, cash equivalents and restricted cash; beginning of year	12.9	6.4
Cash, cash equivalents and restricted cash; end of the Second Quarter	8.2	5.5

Supplemental cash flow information:
Interest payments	$2.8	$1.7
Income tax payments, net	2.8	0.3
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2023	$26.5	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net income	—	—	—	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10.2	10.2
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.3)	—	—	—	—	—	—	(0.3)
At April 2, 2023	26.5	221.7	(1.4)	(21.2)	(0.7)	(1.0)	117.2	(129.2)	214.0
Net income	—	—	—	—	—	—	4.7	—	4.7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	—	—	—	(7.0)	—	(7.0)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.8)	—	—	—	—	(0.8)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share based compensation	—	—	—	—	0.1	0.1	—	—	0.1
At July 2, 2023	$26.5	$222.1	(1.4)	$(21.8)	(0.6)	$(0.9)	$114.9	$(125.6)	$215.2

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income for the year	—	—	—	—	—	—	—	7.6	—	7.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Share based compensation	—	—	0.2	—	—	—	—	—	—	0.2
Share buyback	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Utilization of treasury shares to satisfy share based compensation	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 27, 2022	26.5	149.9	70.7	(0.7)	(11.1)	(0.8)	(1.1)	108.1	(136.4)	206.6
Net income for the year	—	—	—	—	—	—	—	9.3	—	9.3
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(7.9)	(7.9)
Share based compensation	—	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.1)	(2.2)	—	—	—	—	(2.2)
Utilization of treasury shares to satisfy share based compensation	—	—	0.1	—	0.3	—	—	—	—	0.4
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.5)	—	—	—	0.1	—	—	(1.4)
At June 26, 2022	$26.5	$149.9	$70.0	(0.8)	$(13.0)	(0.8)	$(1.0)	$117.4	$(144.3)	$205.5

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2023, ended on July 2, 2023, and the Second Quarter 2022, ended on June 26, 2022.
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
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2023	2022	2023	2022
Basic earnings:
Net income from continuing operations	$4.9	$9.6	$5.4	$17.3
Net loss from discontinued operations	(0.2)	(0.3)	(0.2)	(0.4)
Net income	$4.7	$9.3	$5.2	$16.9

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,923,804	27,428,579	26,922,528	27,458,980
Dilutive effect of potential common stock	141,534	274,638	161,458	261,085
For diluted earnings per share	27,065,338	27,703,217	27,083,986	27,720,065

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.18	$0.35	$0.20	$0.63
Basic loss per ordinary share for discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per ordinary share	$0.17	$0.34	$0.19	$0.62

Diluted earnings per ordinary share for continuing operations	$0.18	$0.35	$0.20	$0.62
Diluted loss per ordinary share for discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.17	$0.34	$0.19	$0.61
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

3.    Net Sales
Disaggregated sales disclosures for the quarter and year-to-date ended July 2, 2023, and June 26, 2022, are included below and in Note 13, Segmental Information.

	Second Quarter
	2023			2022
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
Defense, First Response & Healthcare	$20.9	$26.8	$47.7	$18.7	$15.0	$33.7
Transportation	18.6	12.9	31.5	19.1	16.2	35.3
General industrial	9.0	22.2	31.2	8.3	32.2	40.5
	$48.5	$61.9	$110.4	$46.1	$63.4	$109.5

	Year-to-date
	2023			2022
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
Defense, First Response & Healthcare	$39.0	$50.9	$89.9	$35.8	$29.8	$65.6
Transportation	32.5	25.7	58.2	36.0	29.1	65.1
General industrial	18.5	45.1	63.6	16.7	59.1	75.8
	$90.0	$121.7	$211.7	$88.5	$118.0	$206.5
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $2.5 million and $2.8 million restructuring charge in the second quarter and first half, respectively, of 2023 relates predominantly to asset impairments in relation to rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base. This amounted to $2.3 million in both the second quarter and first half of the year respectively. There was an additional $0.1 million and $0.4 million of other expenses in the second quarter and first half respectively, in relation to the aforementioned rationalization.
The $0.3 million and $1.7 million restructuring charge in the second quarter and first half, respectively, of 2022 includes $0.2 million in the second quarter relating to one-time employee termination benefits in the Elektron Division in relation to the consolidation of production facilities in the Magnesium Powders operations. The remaining $0.1 million and $1.4 million for the second quarter and first half, respectively, relates to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.
Restructuring-related costs by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Severance and other costs
Gas Cylinders	$0.2	$0.1	$0.5	$1.5
Elektron	—	0.2	—	0.2
	$0.2	$0.3	0.5	1.7
Asset impairments
Gas Cylinders	$2.3	$—	$2.3	$—

Total restructuring charges	$2.5	$0.3	$2.8	$1.7

4.    Restructuring (continued)
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2023
Balance at January 1,	$3.7
Costs incurred	0.5
Cash payments and other	(0.9)
Balance at July 2,	$3.3
5.    Acquisition and disposal related costs
Acquisition-related costs of $0.3 million in the first half of 2022 represent professional fees incurred in relation to the SCI acquisition.

6.    Supplementary balance sheet information

	July 2,	December 31,
In millions	2023	2022
Accounts and other receivables
Trade receivables	$62.6	$56.4
Related parties	0.1	0.1
Prepayments and accrued income	4.4	6.6
Derivative financial instruments	0.3	0.7
Other receivables	4.6	4.0
Total accounts and other receivables	$72.0	$67.8

Inventories
Raw materials and supplies	$44.6	$42.7
Work-in-process	43.9	44.0
Finished goods	30.8	24.4
Total inventories	$119.3	$111.1

Property, plant and equipment, net
Land, buildings and leasehold improvements	$61.8	$58.9
Machinery and equipment	263.6	254.9
Construction in progress	11.4	9.8
Total property, plant and equipment	336.8	323.6
Accumulated depreciation and impairment	(260.1)	(245.9)
Total property, plant and equipment, net	$76.7	$77.7

Other current liabilities
Restructuring provision	$3.3	$3.7
Short term provision	—	0.1
Derivative financial instruments	0.1	0.4
Operating lease liability	5.0	4.7
Dividend payable	3.5	—
Advance payments	1.3	2.3
Total other current liabilities	$13.2	$11.2

Other non-current liabilities
Contingent liabilities	$1.5	$0.7
Operating lease liability	16.5	18.2
Other non-current liabilities	0.1	0.1
Total other non-current liabilities	$18.1	$19.0

7.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first half ended July 2, 2023, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2023	$25.0	$40.6	$65.6
Exchange difference	1.2	0.7	1.9
Net balance at July 2, 2023	$26.2	$41.3	$67.5
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of July 2, 2023 and December 31, 2022.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2023	$15.2	$7.4	$22.6
Exchange movements	—	0.4	0.4
At July 2, 2023	$15.2	$7.8	$23.0

Accumulated amortization:
At January 1, 2023	$6.1	$4.0	$10.1
Charge	0.2	0.2	0.4
Exchange movements	—	0.2	0.2
At July 2, 2023	$6.3	$4.4	$10.7

Net book values:
At January 1, 2023	$9.1	$3.4	$12.5
At July 2, 2023	$8.9	$3.4	$12.3

Identifiable intangible asset amortization expense was $0.4 million and $0.4 million for the first half of 2023 and 2022 respectively.
Intangible asset amortization expense in 2023 and each of the following four years is expected to be approximately $0.8 million per year.

8.    Debt

Debt outstanding was as follows:

	July 2,	December 31,
In millions	2023	2022
4.88% Loan Notes due 2023	$—	$25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	68.1	31.9
Unamortized debt issuance costs	(0.7)	(0.7)
Total debt	92.4	81.2
Less current portion	—	(25.0)
Non-current debt	$92.4	$56.2
The revolving credit facility is due to mature in 2026.
The weighted-average interest rate on the revolving credit facility was 6.80% for the Second Quarter of 2023 and 3.80% for the full-year 2022.

8.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to July 2, 2023.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York. The Loan Notes due 2023 were settled in the Second Quarter of 2023.
Senior Facilities Agreement
During the first half of 2023, we drew down net $35.1 million on the Revolving Credit Facility and the balance outstanding at July 2, 2023, was $68.1 million, and at December 31, 2022, was $31.9 million, with $56.9 million undrawn at July 2, 2023.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to July 2, 2023.
9.    Discontinued Operations
Our Superform aluminum superplastic forming business operating in the U.S. was historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of this business as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. We expect the sale of our Superform business to occur within the next 12 months.
The assets and liabilities of the Superform business have been presented within assets held-for-sale and liabilities held-for-sale in the consolidated balance sheets for 2023 and 2022.
Results of discontinued operations in the first half of 2023 and 2022 were as follows:

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Net sales	$1.9	$2.0	$4.2	$3.7
Cost of goods sold	(1.7)	(1.6)	(3.6)	(3.2)
Gross profit	0.2	0.4	0.6	0.5
Selling, general and administrative expenses	(0.4)	(0.2)	(0.7)	(0.4)
Restructuring charges	(0.1)	(0.3)	(0.2)	(0.3)
Acquisition and disposal related costs	—	(0.2)	—	(0.2)
Operating loss	(0.3)	(0.3)	(0.3)	(0.4)
Tax credit	0.1	—	0.1	—
Net loss	$(0.2)	$(0.3)	$(0.2)	$(0.4)

9.    Discontinued Operations (continued)
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	July 2,	December 31,
In millions	2023	2022
Inventory	$2.6	$2.7
Accounts and other receivables	1.5	2.7
Current assets	4.1	5.4

Right-of-use-assets	2.5	2.7
Held-for-sale assets	$6.6	$8.1

Held-for-sale liabilities
Accounts payable	$0.5	$0.8
Accrued liabilities	0.3	0.2
Other liabilities	—	1.0
Operating lease liability	2.7	3.0
Held-for-sale liabilities	$3.5	$5.0
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
The effective income tax rate on continuing operations for the first half ended July 2, 2023, was a 50.0%, tax credit compared to a 22.1% charge for the first half ended June 26, 2022. The rate was impacted by non-deductible expenses, asset impairment charges and a deferred tax credit, primarily in relation to the U.S. pension buyout.

11.    Share Plans

Total share-based compensation expense for the quarters ended July 2, 2023, and June 26 2022, was as follows:

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Total share-based compensation charges	$0.7	$0.7	$1.3	$0.9

In March 2023, we issued our annual share-based compensation grants under the Luxfer Holdings PLC LongTerm Umbrella Incentive Plan. The total number of awards issued was approximately 126,600 and the weighted average fair value of options granted in 2023 was estimated to be $17.94 per share.
Also in March 2023, approximately 10,000 awards were granted based on the achievement of total shareholder return targets from the period January 1, 2020 to December 31, 2022. 50% of these awards vested immediately upon grant, with the remaining 50% vesting in March 2024.
In June 2023, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 31,028 and the weighted-average fair value of options granted was estimated to be $14.71 per share.

The following table illustrates the assumptions used in deriving the fair value of share options granted during 2023 and the year-ended December 31, 2022:

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

12.    Shareholders' Equity
Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2023	2022	2023		2022
Dividends declared and paid / accrued during the year:
Interim dividend declared January 4 2022, and paid February 2, 2022 ($0.125 per ordinary share)	$—	$—	$—	$—	$3.4
Interim dividend declared March 10 2022, and paid May 4, 2022 ($0.130) per ordinary share)	—	—	—		3.6
Interim dividend declared January 3 2023, and paid February 1, 2023 ($0.130 per ordinary share)	—	—	3.5	—	—
Interim dividend declared April 3 2023, and paid May 3, 2023 ($0.130) per ordinary share)	3.5	—	3.5		—
Interim dividend declared June 29 2023, and to be paid August 2, 2023 ($0.130) per ordinary share)	3.5	—	3.5		—
	$7.0	$—	$10.5		$7.0

In millions	2023	2022
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 5 2022, and paid August 3, 2022 ($0.130) per ordinary share)	$—	$3.6
	$—	$3.6
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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(1) and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; loss on disposal of property, plant and equipment; restructuring charges; impairment charges; acquisition and disposal related gains and costs; depreciation and amortization.
1 Adjusted EBITA is adjusted EBITDA less depreciation
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Second Quarter and first half ended July 2, 2023, and June 26, 2022, is included in the following summary:

	Net sales				Adjusted EBITDA
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Gas Cylinders segment	$48.5	$46.1	$90.0	$88.5	$4.9	$3.7	$7.4	$6.4
Elektron segment	61.9	63.4	121.7	118.0	9.5	13.2	18.3	26.6
Consolidated	$110.4	$109.5	$211.7	$206.5	$14.4	$16.9	$25.7	$33.0

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Gas Cylinders segment	$1.0	$1.2	$2.1	$2.6	$2.5	$0.1	$2.8	$1.5
Elektron segment	2.3	2.2	4.5	4.5	—	0.2	—	0.2
Consolidated	$3.3	$3.4	$6.6	$7.1	$2.5	$0.3	$2.8	$1.7

13.    Segmental Information (continued)

	Total assets		Capital expenditures
	July 2,	December 31,	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022	2023	2022
Gas Cylinders segment	$139.6	$133.1	$0.3	$0.2	$0.6	$0.4
Elektron segment	223.9	216.4	2.7	1.8	4.4	2.6
Other	45.1	49.5	—	—	—	—
Discontinued operations	6.6	8.1	0.2	—	0.1	—
Consolidated	$415.2	$407.1	$3.2	$2.0	$5.1	$3.0

	Property, plant and equipment, net
	July 2,	December 31,
In millions	2023	2022
U.S.	$39.3	$41.6
United Kingdom	34.0	32.0
Canada	2.0	2.8
Rest of Europe	1.0	1.0
Asia Pacific	0.4	0.3
	$76.7	$77.7
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Adjusted EBITDA	$14.4	$16.9	$25.7	$33.0
Other share-based compensation charges	(0.7)	(0.7)	(1.3)	(0.9)
Depreciation and amortization	(3.3)	(3.4)	(6.6)	(7.1)
Gain on disposal of property, plant and equipment	—	0.2	—	0.2
Restructuring charges	(2.5)	(0.3)	(2.8)	(1.7)
Acquisition and disposal related costs	—	(0.1)	—	(0.3)
Defined benefits pension credit / (charge)	0.6	0.3	(8.3)	0.7
Interest expense, net	(1.8)	(0.9)	(3.1)	(1.7)
Net income before income taxes from continuing operations	$6.7	$12.0	$3.6	$22.2
The following tables present certain geographic information by geographic region for the Second Quarter and First Half of the year ended July 2, 2023, and June 26, 2022:

	Net Sales(1)
	Second Quarter				Year-to-date
	2023		2022		2023		2022
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$67.8	61.5%	$61.7	56.3%	$125.5	59.3%	$117.0	56.7%
U.K.	5.2	4.7%	6.0	5.5%	10.8	5.1%	11.4	5.5%
Japan	6.3	5.7%	4.1	3.7%	10.8	5.1%	7.5	3.6%
Germany	3.8	3.4%	6.4	5.8%	10.1	4.8%	10.9	5.3%
Italy	2.1	1.9%	2.4	2.2%	5.4	2.6%	5.9	2.9%
Top five countries	85.2	77.2%	80.6	73.6%	162.6	76.9%	152.7	74.0%
Rest of Europe	9.6	8.7%	8.8	8.0%	19.3	9.0%	17.8	8.6%
Asia Pacific	8.3	7.5%	12.2	11.1%	17.3	8.2%	21.1	10.2%
Other (2)	7.3	6.6%	7.9	7.2%	12.5	5.9%	14.9	7.2%
	$110.4		$109.5		$211.7		$206.5
(1) Net sales are based on the geographic destination of sale.
(2) Other includes Canada, South America, Latin America and Africa.

14.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at July 2, 2023 and $100.0 million at December 31, 2022. Of these committed facilities, $68.1 million was drawn at July 2, 2023 and $31.9 million at December 31, 2022. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at July 2, 2023 and $50.0 million at December 31, 2022.

	Uncommitted Facilities
	July 2, 2023		December 31, 2022
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	3.0	1.6	2.0	1.5
Overdraft	3.7	—	4.0	—
	$7.3	$1.8	$6.6	$1.7
Contingencies
In November 2018, an explosion occurred at a third-party waste disposal and treatment site in Grand View, Idaho, reportedly causing property damage, personal injury, and one fatality. We contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Manchester, New Jersey. We believe this service company, in turn, contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident – one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. We believe that we are not liable for the incident, have asserted such, and continue to fully defend the Company against these lawsuits. Therefore, we do not currently expect the eventual outcome in these matters to have a material impact on the Company's financial position or results of operations.

15. Pension Settlement
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a half year charge of $9.0 million.
There was also a $0.4 million and $0.7 million defined benefit credit on the U.K pension plan for the second quarter and first half of 2023 respectively, consistent with the $0.3 million and $0.7 million for the second quarter and first half of 2022.

16. Subsequent Events
Post quarter end, the Board approved $12 million of funding for the potential discretionary repurchase of the Company's stock. The Company has not yet implemented this buyback program and as such no shares have been purchased since the quarter end reporting date.

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
Key trends and uncertainties regarding our existing business
Margin pressure resulting from supply chain challenges
We have, and continue to experience supply chain challenges, largely now limited to the higher cost of certain raw materials. Additionally, force majeure still remains in place for our key supplier of U.S. sourced magnesium, with supply not expected to recommence until at least Quarter Four of 2023, although more likely 2024. However, we have been successful in securing alternative sources of supply outside of the U.S., albeit at a higher cost.

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

Operating objectives and trends
In 2023, we expect the following operating objectives and trends to impact our business:
•Addressing general macro uncertainty as well as impacts from the extended outage of U.S. domestic magnesium supply;
•Continuing high activity on revenue growth initiatives with particular focus on increasing volumes;
•Actions to ensure continuity of supply of critical materials and services while safeguarding margins;
•Execution of productivity improvements, including completion of rationalization projects;
•Increases in selling prices to mitigate and pass through current cost pressure;
•Further improvements in ESG standing through investment in new projects;
•Focus on recruiting, developing and maintaining talent, through our new leadership development programs, while driving a high-performance culture; and
•Continued emphasis on operating cash generation and maintaining strong working capital performance.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the Second Quarter of 2023 and 2022 of Luxfer were as follows:

	Second Quarter		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$110.4	$109.5	0.8%
Cost of goods sold	(86.2)	(83.8)	2.9%
Gross profit	$24.2	$25.7	(5.8)%
% of net sales	21.9%	23.5%	(1.6)
Selling, general and administrative expenses	(12.8)	(11.5)	11.3%
% of net sales	11.6%	10.5%	1.1
Research and development	(1.0)	(1.2)	(16.7)%
% of net sales	0.9%	1.1%	(0.2)
Restructuring charges	(2.5)	(0.3)	733.3%
% of net sales	2.3%	0.3%	2.0
Acquisition and disposal related costs	—	(0.1)	(100.0)%
% of net sales	—%	(0.1)%	0.1
Operating income	$7.9	$12.6	(37.3)%
% of net sales	7.2%	11.5%	(4.3)
Net interest expense	(1.8)	(0.9)	100.0%
% of net sales	1.6%	0.8%	0.8
Defined benefit pension credit	0.6	0.3	100.0%
% of net sales	0.5%	0.3%	0.2
Income before income taxes	$6.7	$12.0	(44.2)%
% of net sales	6.1%	11.0%	(4.9)
Provision for income taxes	(1.8)	(2.4)	(25.0)%
Effective tax rate	26.9%	20.0%	6.9
Net income from continuing activities	$4.9	$9.6	(49.0)%
% of net sales	4.4%	8.8%	(4.4)

The consolidated results of operations for the six months of 2023 and 2022 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$211.7	$206.5	2.5%
Cost of goods sold	(166.4)	(156.6)	6.3%
Gross profit	45.3	49.9	(9.2)%
% of net sales	21.4%	24.2%	(2.8)
Selling, general and administrative expenses	(25.3)	(22.2)	14.0%
% of net sales	12.0%	10.8%	1.2
Research and development	(2.2)	(2.5)	(12.0)%
% of net sales	1.0%	1.2%	(0.2)
Restructuring charges	(2.8)	(1.7)	64.7%
% of net sales	1.3%	0.8%	0.5
Acquisition and disposal related costs	—	(0.3)	(100.0)%
% of net sales	—%	0.1%	(0.1)
Operating income	$15.0	$23.2	(35.3)%
% of net sales	7.1%	11.2%	(4.1)
Net interest expense	(3.1)	(1.7)	82.4%
% of net sales	1.5%	0.8%	0.7
Defined benefit pension (charge) / credit	(8.3)	0.7	n/a
% of net sales	(3.9)%	0.3%	(4.2)
Income from continuing operations	$3.6	$22.2	(83.8)%
% of net sales	1.7%	10.8%	(9.1)
Credit / (provision) for income taxes	1.8	(4.9)	(136.7)%
Effective tax rate	(50.0)%	22.1%	(72.1)
Net income from continuing operations	$5.4	$17.3	(68.8)%
% of net sales	2.6%	8.4%	(5.8)

Net sales
Adjusting for foreign exchange tailwind of $0.2 million and a headwind of $2.1 million in the second quarter and first half of 2023 respectively, net sales have increased by 0.6% and 3.5%. The passing through of material cost inflation, accounted for approximately $6.5 million and $16.5 million increase in consolidated net sales in the second quarter and first half, respectively, of 2023 from 2022. Furthermore, there was a benefit in the quarter from:
•Growth in our Defense, First Response and Healthcare end market, including chemical kits, medical cylinders and flameless ration heaters (FRH), especially our new unitized group ration product (UGR-E);
•Increased sales of alternative fuel cylinders; and
•Continued increase in demand for zirconium products, particularly those used in pharmaceutical applications.
These increases were partially offset by:
•Decreased demand for photo-engraving plates outside of the North American market;
•Lower sales of SoluMag® due to destocking by customers in the Oil and Gas industry; and
•Reduction in sales of magnesium powders for commercial use.
Further to the above, the first half of the year were also affected by:
•Higher demand for SCBA cylinders, offset by lower sales of large industrial cylinders;
•Increased sales of magnesium alloys, especially those used in aerospace and automotive applications;
•Partially offset by unfavorable foreign exchange variances as highlighted above;

Gross profit
The 1.6 and 2.8 percentage point decrease in gross profit as a percentage of sales in the second quarter and first half, respectively of 2023 from 2022 was primarily the result of adverse sales mix and higher materials costs relative to price increases, particularly in the Elektron Division. However, cost recovery and margin is improving in the Gas Cylinders Division as fixed-priced contracts are being renegotiated.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2023 from 2022 has increased by 1.1 percentage points and 1.2 percentage points in the quarter and first half respectively, largely due to the $1.2 and $2.3 million of legal costs expensed in the Elektron Division. These predominantly relate to the case described in Note 14 - Commitments and Contingencies.

Research and development costs
Research and development costs as a percentage of sales decreased by 0.2 percentage points in the second quarter and first half of 2023 relative to 2022 respectively. The slight reduction is a result of the the inflationary impact on sales, coupled with a $0.1 million and $0.2 million impact due to foreign exchange in the quarter and first half respectively.

Restructuring charges
The $2.5 million and $2.8 million restructuring charge in the second quarter and first half respectively of 2023 relates predominantly to asset impairments in relation to rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base. This amounted to $2.3 million in both the second quarter and first half of the year respectively. There was an additional $0.1 million and $0.4 million of other expenses in the second quarter and first half respectively, in relation to the aforementioned rationalization.
The $0.3 million and $1.7 million restructuring charge in the second quarter and first six months of 2022 includes $0.2 million in the second quarter relating to one-time employee termination benefits in the Elektron Division in relation to the consolidation of production facilities in the Magnesium Powders operations. The remaining $0.1 million and $1.4 million for the second quarter and first half respectively, relates to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.

Acquisition and disposal related costs
No acquisition and disposal related costs have been incurred during 2023.
The $0.1 million and $0.3 million in the second quarter and first half of 2022 respectively, represents amounts incurred in relation to the acquisition of Structural Composites Industries.

Net interest expense
Net interest expense of $1.8 million in the second quarter of 2023 doubled from $0.9 million in the second quarter of 2022, due to a combination of increased interest rates and higher drawings. Interest expense of $3.1 million in the first half of 2023 was also significantly higher than the $1.7 million in the first half of 2022.

Defined benefit pension credit
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a half year charge of $9.0 million.
There was also a $0.4 million and $0.7 million defined benefit credit on the U.K pension plan for the second quarter and first half of 2023 respectively, consistent with the $0.3 million and $0.7 million for the second quarter and first half of 2022.

Provision for income taxes
The movement in the statutory effective tax rate from 22.1% in 2022, to negative 50.0% in 2023, was primarily due to non-deductible expenses and deferred tax credit, predominantly in relation to the previously mentioned pension buy-out and impairment charges. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has reduced slightly to 22.0% in 2023 from 22.2% in 2022, largely as a result of jurisdictional profit mix.

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

	Second Quarter		Year-to-date
In millions except per share data	2023	2022	2023	2022
Net income from continuing operations	$4.9	$9.6	$5.4	$17.3
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2	0.4	0.4
Acquisition and disposal related costs	—	0.1	—	0.3
Defined benefit pension (credit) / charge	(0.6)	(0.3)	8.3	(0.7)
Restructuring charges	2.5	0.3	2.8	1.7
Share-based compensation charges	0.7	0.7	1.3	0.9
Tax impact of defined benefit pension settlement	—	—	(4.9)	—
Income tax on adjusted items	(0.3)	(0.5)	(0.5)	(0.6)
Adjusted net income	$7.4	$10.1	$12.8	$19.3

Adjusted earnings per ordinary share
Diluted earnings per ordinary share	$0.18	$0.35	$0.20	$0.62
Impact of adjusted items	0.09	0.01	0.27	0.08
Adjusted diluted earnings per ordinary share(1)	$0.27	$0.36	$0.47	$0.70
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Adjusted net income	$7.4	$10.1	$12.8	$19.3
Add back:
Tax impact of defined benefit pension settlement	—	—	4.9	—
Income tax on adjusted items	0.3	0.5	0.5	0.6
Provision for income taxes	1.8	2.4	(1.8)	4.9
Interest expense	1.8	0.9	3.1	1.7
Adjusted EBITA	$11.3	$13.9	$19.5	$26.5
Gain on disposal of PPE	—	(0.2)	—	(0.2)
Depreciation	3.1	3.2	6.2	6.7
Adjusted EBITDA	$14.4	$16.9	$25.7	$33.0

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter		Year-to-date
In millions	2023	2022	2023	2022
Adjusted net income	$7.4	$10.1	$12.8	$19.3
Add back:
Tax impact of defined benefit pension settlement	—	—	4.9	—
Income tax on adjusted items	0.3	0.5	0.5	0.6
Provision for income taxes	1.8	2.4	(1.8)	4.9
Adjusted income before income taxes	$9.5	$13.0	$16.4	$24.8
Adjusted provision for income taxes	2.1	2.9	3.6	5.5
Adjusted effective tax rate	22.1%	22.3%	22.0%	22.2%

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

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2023	2022	2022 v 2021	2023	2022	2022 v 2021
Net sales	$48.5	$46.1	5.2%	$90.0	$88.5	1.7%
Adjusted EBITDA	4.9	3.7	32.4%	7.4	6.4	15.6%
% of net sales	10.1%	8.0%	2.1	8.2%	7.2%	1.0
Net sales
The 5.2% increase in Gas Cylinders sales in the second quarter of 2023 from 2022 was primarily the result of:
•Increased sales of alternative fuel cylinders; and
•Growth in sales of medical cylinders.
These increases have been partially offset by:
•$0.3 million FX headwind; and
•Reduced sales of non-medical, aluminum cylinders.
The first half of 2023 has also benefited from higher demand for SCBA cylinders, offset by lower sales of large industrial cylinders.
Adjusted EBITDA
The 2.1 percentage point and 1.0 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the second quarter and first half of 2023 relative to 2022 is predominantly a result of the renegotiation of fixed price contracts, as price more than offset inflation during the second quarter.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2023	2022	2022 v 2021	2023	2022	2022 v 2021
Net sales	$61.9	$63.4	(2.4)%	$121.7	$118.0	3.1%
Adjusted EBITDA	9.5	13.2	(28.0)%	18.3	26.6	(31.2)%
% of net sales	15.3%	20.8%	(5.5)	15.0%	22.5%	(7.5)
Net sales
The 2.4% decrease in Elektron sales in the second quarter of 2023 from 2022 was primarily the result of:
•Decreased demand for photo-engraving plates outside of the North-American market;
•Lower sales of SoluMag® due to destocking by customers in the Oil and Gas industry; and
•Reduction in sales of magnesium powders for commercial use.
These increases were partially offset by increased sales of chemical response kits and flameless ration heaters, especially our new UGR-E product, supplied by Luxfer Magtech. There has also been continued increase in demand for zirconium products, particularly those used in pharmaceutical applications.
Net sales were also impacted by $0.5 million of FX tailwinds.
The 3.1% increase in Elektron sales in the first half of 2023 from 2022 was primarily the result of increased sales of magnesium alloys, especially those used in aerospace and automotive applications, in addition to the above mentioned factors.
Adjusted EBITDA
The 5.5 and 7.5 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the second quarter and first half respectively of 2023 from 2022 was primarily the result of adverse product mix and higher materials costs relative to price increases.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities and the Loan Notes due, 2026. Our principal liquidity needs are:
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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to July 2, 2023.
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
Cash Flows
Operating activities
Cash used by operating activities was $1.3 million and $6.8 million for the first six months in 2023 and 2022 respectively. It was primarily related to net income from operating activities offset by increases in working capital related to inventory build to protect supply chain, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit and net changes to assets and liabilities.
Investing activities
Net cash used by investing activities was $4.9 million for the first half off 2023, compared to net cash provided by investing activities of $0.8 million in 2022.The movement was due to the $3.7 million cash received in 2022 in relation to the sale of our previously held-for-sale building in the Elektron division and the $2.1 million increase in capital expenditures.
Financing activities
In the first half of 2023, net cash provided by financing activities was $1.2 million (2022: $6.0 million provided for financing activities). We made net drawdown on our banking facilities of $10.1 million, having drawn $35.1 million on our revolving credit facility to pay $25.0 million of short term debt (2022: $18.1 million repayment). Dividend payments of $7.0 million (2022: $7.0 million), equating to $0.26 and $0.255 per ordinary share respectively and we paid out $0.3 million (2022: $1.4 million) in settling share based compensation and $1.6 million (2022: $3.7 million) in repurchasing our own shares as part of the share buyback program which equates to 100,000 shares (2022: 138,000 shares).

Capital Resources
Dividends
We paid year-to-date dividends in 2023 of $7.0 million and declared an additional $3.5 million (2022: $7.0 million paid year-to-date), or $0.260 per ordinary share (2022: $0.255).
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	—	25.0	—	—
Revolving credit facility	68.1	—	68.1	—	—
Obligations under operating leases	27.6	5.1	9.5	3.8	9.2
Capital commitments	1.0	1.0	—	—	—
Interest payments	21.9	5.9	11.2	4.8	—
Total contractual cash obligations	$143.6	$12.0	$113.8	$8.6	$9.2

Off-balance sheet measures
At July 2, 2023, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 14.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first half ended July 2, 2023. For additional information, refer to Item 7A of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended July 2, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended July 2, 2023, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2022 Annual Report on Form 10-K.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter and year ended ended July 2, 2023, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
July 25, 2023