Form 10-Q
period 2023-10-01
LUXFER HOLDINGS PLC
filed 2023-10-25
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on October 1, 2023, was 26,870,966.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2023	2022	2023	2022
Net sales	$97.4	$100.2	$309.1	$306.7
Cost of goods sold	(82.8)	(77.0)	(249.2)	(233.6)
Gross profit	14.6	23.2	59.9	73.1
Selling, general and administrative expenses	(11.3)	(10.3)	(36.6)	(32.5)
Research and development	(1.2)	(1.0)	(3.4)	(3.5)
Restructuring charges	(1.6)	(0.3)	(4.4)	(2.0)
Acquisition and disposal related costs	—	—	—	(0.3)
Operating income	0.5	11.6	15.5	34.8
Net interest expense	(1.6)	(1.0)	(4.7)	(2.7)
Defined benefit pension credit / (charge)	0.3	0.2	(8.0)	0.9
(Loss) / income before income taxes	(0.8)	10.8	2.8	33.0
(Provision) / credit for income taxes	(0.7)	(2.3)	1.1	(7.2)
Net (loss) / income from continuing operations	(1.5)	8.5	3.9	25.8
Net income / (loss) from discontinued operations	0.2	(0.5)	—	(0.9)

Net (loss) / income	$(1.3)	$8.0	$3.9	$24.9

(Loss) / earnings per share[1]
Basic from continuing operations[2]	$(0.06)	$0.31	$0.14	$0.94
Basic from discontinued operations[2]	$0.01	$(0.02)	$—	$(0.03)
Basic	$(0.05)	$0.29	$0.14	$0.91

Diluted from continuing operations[2]	$(0.06)	$0.31	$0.14	$0.93
Diluted from discontinued operations[2]	$0.01	$(0.02)	$—	$(0.03)
Diluted	$(0.05)	$0.29	$0.14	$0.90

Weighted average ordinary shares outstanding
Basic	26,895,968	27,295,862	26,913,771	27,403,844
Diluted	27,016,373	27,525,314	27,072,425	27,652,886
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for the third quarter of 2023 for continuing operations and the third quarter of 2022 and 2022 year-to-date for discontinued operations has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Net (loss) / income	$(1.3)	$8.0	$3.9	$24.9

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment, net of tax	(5.4)	(12.5)	1.4	(22.5)
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $5.1 and $0.3 tax, respectively	0.3	0.3	7.3	1.0
Other comprehensive (loss) / income, net of tax	(5.1)	(12.2)	8.7	(21.5)

Total comprehensive (loss) / income	$(6.4)	$(4.2)	$12.6	$3.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1,	December 31,
In millions, except share and per-share data	2023	2022
Current assets
Cash and cash equivalents	$1.2	$12.6
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $0.6 and $0.4, respectively	69.9	67.8
Inventories	109.8	111.1
Current assets held-for-sale	9.1	9.3
Total current assets	190.3	201.1
Non-current assets
Property, plant and equipment, net	74.6	77.7
Right-of-use assets from operating leases	17.5	19.8
Goodwill	66.0	65.6
Intangibles, net	12.0	12.5
Deferred tax assets	2.9	3.0
Investments and loans to joint ventures and other affiliates	0.3	0.4
Pensions and other retirement benefits	29.3	27.0
Total assets	$392.9	$407.1
Current liabilities
Short-term debt	$1.1	$25.0
Accounts payable	39.3	37.8
Accrued liabilities	21.1	29.4
Taxes on income	1.3	1.8
Current liabilities held-for-sale	4.2	5.0
Other current liabilities	13.3	11.2
Total current liabilities	80.3	110.2
Non-current liabilities
Long-term debt	78.8	56.2
Pensions and other retirement benefits	—	4.5
Deferred tax liabilities	11.4	9.9
Other non-current liabilities	17.0	19.0
Total liabilities	187.5	199.8
Commitments and contingencies (Note 14)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2023 and 2022; issued and outstanding 28,944,000 for 2023 and 2022	26.5	26.5
Additional paid-in capital	222.8	221.4
Treasury shares	(22.4)	(20.4)
Company shares held by ESOP	(0.9)	(1.0)
Retained earnings	110.1	120.2
Accumulated other comprehensive loss	(130.7)	(139.4)
Total shareholders' equity	205.4	207.3
Total liabilities and shareholders' equity	$392.9	$407.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2023	2022
Operating activities
Net income	$3.9	$24.9
Net loss from discontinued operations	—	0.9
Net income from continuing operations	3.9	25.8
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	9.2	9.8
Amortization of purchased intangible assets	0.6	0.6
Amortization of debt issuance costs	0.3	0.4
Share-based compensation charges	2.0	1.8
Deferred income taxes	1.6	0.5
Gain on disposal of property, plant and equipment	—	(0.2)
Asset impairment charges	2.7	—
Defined benefit pension charge / (credit)	8.0	(0.9)
Defined benefit pension contributions	(2.1)	—
Changes in assets and liabilities
Accounts and other receivables	(0.6)	(13.6)
Inventories	1.2	(29.6)
Current assets held-for-sale	0.4	(3.8)
Accounts payable	(0.9)	3.5
Accrued liabilities	(8.7)	5.5
Current liabilities held-for-sale	(0.7)	3.5
Other current liabilities	(7.0)	(1.9)
Other non-current assets and liabilities	0.3	(4.6)
Net cash provided / (used) by operating activities - continuing	10.2	(3.2)
Net cash provided by operating activities - discontinued	0.1	—
Net cash provided / (used) by operating activities	10.3	(3.2)
Investing activities
Capital expenditures	(7.5)	(5.2)
Proceeds from sale of property, plant and equipment	—	3.7
Net cash used by investing activities - continuing	(7.5)	(1.5)
Net cash used by investing activities - discontinued	(0.1)	—
Net cash used by investing activities	(7.6)	(1.5)
Financing activities
Repayment of short-term borrowings	(25.0)	—
Net drawdown of long-term borrowings	22.5	31.7
Repurchase of deferred shares	—	(0.1)
Repurchase of own shares	(2.2)	(6.9)
Share-based compensation cash paid	(0.3)	(1.4)
Dividends paid	(10.5)	(10.6)
Net cash (used) / provided by financing activities	(15.5)	12.7
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.9)
Net (decrease) / increase	$(12.5)	$5.1
Cash, cash equivalents and restricted cash; beginning of year	12.9	6.4
Cash, cash equivalents and restricted cash; end of the third quarter	0.4	11.5

Supplemental cash flow information:
Interest payments	$4.8	$2.8
Income tax payments, net	2.8	2.2
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2023	$26.5	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net income	—	—	—	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10.2	10.2
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.3)	—	—	—	—	—	—	(0.3)
At April 2, 2023	26.5	221.7	(1.4)	(21.2)	(0.7)	(1.0)	117.2	(129.2)	214.0
Net income	—	—	—	—	—	—	4.7	—	4.7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	—	—	—	(7.0)	—	(7.0)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.8)	—	—	—	—	(0.8)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share based compensation	—	—	—	—	0.1	0.1	—	—	0.1
At July 2, 2023	26.5	222.1	(1.4)	(21.8)	(0.6)	(0.9)	114.9	(125.6)	215.2
Net loss	—	—	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5.1)	(5.1)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buy back	—	—	—	(0.6)	—	—	—	—	(0.6)
At October 1, 2023	$26.5	$222.8	(1.4)	$(22.4)	(0.6)	$(0.9)	$110.1	$(130.7)	$205.4

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income	—	—	—	—	—	—	—	7.6	—	7.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Share based compensation	—	—	0.2	—	—	—	—	—	—	0.2
Share buyback	—	—	—	(0.1)	(1.5)	—	—	—	—	(1.5)
Utilization of treasury shares to satisfy share based compensation	—	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 27, 2022	$26.5	$149.9	$70.7	(0.7)	$(11.1)	(0.8)	$(1.1)	$108.1	$(136.4)	$206.6
Net income	—	—	—	—	—	—	—	9.3	—	9.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7.9)	(7.9)
Share based compensation	—	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.1)	(2.2)	—	—	—	—	(2.2)
Utilization of treasury shares to satisfy share based compensation	—	—	0.1	—	0.3	—	—	—	—	0.4
Utilization of shares from ESOP to satisfy share based compensation	—	—	(1.5)	—	—	—	0.1	—	—	(1.4)
At June 26, 2022	$26.5	$149.9	$70.0	(0.8)	$(13.0)	(0.8)	$(1.0)	$117.4	$(144.3)	$205.5
Net income	—	—	—	—	—	—	—	8.0	—	8.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(12.2)	(12.2)
Dividends declared	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Share based compensation	—	—	0.9	—	—	—	—	—	—	0.9
Share buy back	—	—	—	(0.2)	(3.2)	—	—	—	—	(3.2)
Utilization of shares from ESOP to satisfy share based compensation	—	—	(0.1)	—	—	0.1	0.1	—	—	—
Cancellation of deferred share capital	—	(149.9)	149.8	—	—	—	—	—	—	(0.1)
At September 25, 2022	$26.5	$—	$220.6	(1.0)	$(16.2)	(0.7)	$(0.9)	$121.8	$(156.5)	$195.3

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The third quarter 2023, ended on October 1, 2023, and the third quarter 2022, ended on September 25, 2022.
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
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2023	2022	2023	2022
Basic (loss) / earnings:
Net (loss) / income from continuing operations	$(1.5)	$8.5	$3.9	$25.8
Net income / (loss) from discontinued operations	0.2	(0.5)	—	(0.9)
Net (loss) / income	$(1.3)	$8.0	$3.9	$24.9

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,895,968	27,295,862	26,913,771	27,403,844
Dilutive effect of potential common stock	120,405	229,452	158,654	249,042
For diluted earnings per share	27,016,373	27,525,314	27,072,425	27,652,886

(Loss) / earnings per share using weighted average number of ordinary shares outstanding(1):
Basic (loss) / earnings per ordinary share for continuing operations	$(0.06)	$0.31	$0.14	$0.94
Basic earnings / (loss) per ordinary share for discontinued operations	0.01	(0.02)	—	(0.03)
Basic (loss) / earnings per ordinary share	$(0.05)	$0.29	$0.14	$0.91

Diluted (loss) / earnings per ordinary share for continuing operations	$(0.06)	$0.31	$0.14	$0.93
Diluted earnings / (loss) per ordinary share for discontinued operations	0.01	(0.02)	—	(0.03)
Diluted (loss) / earnings per ordinary share	$(0.05)	$0.29	$0.14	$0.90
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
Basic average shares outstanding and diluted average shares outstanding were the same for continuing operations in the third quarter of 2023 and for discontinued operations in the third quarter of 2022 and year-to-date 2022, because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss.

3.    Net Sales
Disaggregated sales disclosures for the third quarter and year-to-date ended October 1, 2023, and September 25, 2022, are included below and in Note 13, Segmental Information.

	Third Quarter
	2023			2022
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
Defense, First Response & Healthcare	$20.3	$19.4	$39.7	$18.5	$14.5	$33.0
Transportation	18.1	12.9	31.0	17.9	11.3	29.2
General industrial	6.3	20.4	26.7	7.0	31.0	38.0
	$44.7	$52.7	$97.4	$43.4	$56.8	$100.2

	Year-to-date
	2023			2022
In millions	Gas Cylinders	Elektron	Total	Gas Cylinders	Elektron	Total
Defense, First Response & Healthcare	$59.3	$68.0	$127.3	$54.3	$44.3	$98.6
Transportation	50.6	38.6	89.2	53.9	40.4	94.3
General industrial	24.8	67.8	92.6	23.7	90.1	113.8
	$134.7	$174.4	$309.1	$131.9	$174.8	$306.7
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
Restructuring-related costs by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Severance and other costs
Gas Cylinders	$1.1	$0.3	$1.6	$1.8
Elektron	0.1	—	0.1	0.2
	$1.2	$0.3	$1.7	$2.0
Asset impairments
Gas Cylinders	$0.3	$—	$2.6	$—
Elektron segment	0.1	—	0.1	—
	$0.4	$—	$2.7	$—

Total restructuring charges	$1.6	$0.3	$4.4	$2.0
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2023
Balance at January 1,	$3.7
Costs incurred	1.7
Cash payments and other	(2.5)
Balance at October 1,	$2.9

5.    Acquisition and disposal related costs
Acquisition-related costs of $0.3 million in the first nine months of 2022 represent professional fees incurred in relation to the SCI acquisition.

6.    Supplementary balance sheet information

	October 1,	December 31,
In millions	2023	2022
Accounts and other receivables
Trade receivables	$57.6	$56.4
Related parties	0.1	0.1
Prepayments and accrued income	9.4	6.6
Derivative financial instruments	0.1	0.7
Other receivables	2.7	4.0
Total accounts and other receivables	$69.9	$67.8

Inventories
Raw materials and supplies	$42.5	$42.7
Work-in-process	39.1	44.0
Finished goods	28.2	24.4
Total inventories	$109.8	$111.1

Property, plant and equipment, net
Land, buildings and leasehold improvements	$61.0	$58.9
Machinery and equipment	256.1	254.9
Construction in progress	12.7	9.8
Total property, plant and equipment	329.8	323.6
Accumulated depreciation and impairment	(255.2)	(245.9)
Total property, plant and equipment, net	$74.6	$77.7

Other current liabilities
Restructuring provision	$2.9	$3.7
Short term provision	—	0.1
Derivative financial instruments	0.3	0.4
Operating lease liability	5.1	4.7
Dividend payable	3.5	—
Advance payments	1.5	2.3
Total other current liabilities	$13.3	$11.2

Other non-current liabilities
Contingent liabilities	$1.5	$0.7
Operating lease liability	15.3	18.2
Other non-current liabilities	0.2	0.1
Total other non-current liabilities	$17.0	$19.0

7.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first nine months ended October 1, 2023, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2023	$25.0	$40.6	$65.6
Exchange difference	0.2	0.2	0.4
Net balance at October 1, 2023	$25.2	$40.8	$66.0
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of October 1, 2023 and December 31, 2022.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2023	$15.2	$7.4	$22.6
Exchange movements	—	0.1	0.1
At October 1, 2023	$15.2	$7.5	$22.7

Accumulated amortization:
At January 1, 2023	$6.1	$4.0	$10.1
Charge	0.3	0.3	0.6
At October 1, 2023	$6.4	$4.3	$10.7

Net book values:
At January 1, 2023	$9.1	$3.4	$12.5
At October 1, 2023	$8.8	$3.2	$12.0

Identifiable intangible asset amortization expense was $0.6 million for the first nine months of 2023 and 2022, respectively.
Intangible asset amortization expense in 2023 and each of the following four years is expected to be approximately $0.8 million per year.

8.    Debt

Debt outstanding was as follows:

	October 1,	December 31,
In millions	2023	2022
4.88% Loan Notes due 2023	$—	$25.0
4.94% Loan Notes due 2026	25.0	25.0
Revolving credit facility	54.4	31.9
Other - Bank overdraft	1.1	—
Unamortized debt issuance costs	(0.6)	(0.7)
Total debt	79.9	81.2
Less current portion	(1.1)	(25.0)
Non-current debt	$78.8	$56.2
The revolving credit facility is due to mature in 2026.
The weighted-average interest rate on the revolving credit facility was 7.60% for the first nine months of 2023 and 3.80% for the full-year 2022.

8.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to October 1, 2023.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York. The Loan Notes due 2023 were settled in the Second Quarter of 2023.
Senior Facilities Agreement
During the first nine months of 2023, we drew down net $22.5 million on the Revolving Credit Facility and the balance outstanding at October 1, 2023, was $54.4 million, and at December 31, 2022, was $31.9 million, with $70.6 million undrawn at October 1, 2023.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011 to October 1, 2023.
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
Results of discontinued operations in the first nine months of 2023 and 2022 were as follows:

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Net sales	$1.9	$1.8	$6.1	$5.5
Cost of goods sold	(1.4)	(1.7)	(5.0)	(4.9)
Gross profit	0.5	0.1	1.1	0.6
Selling, general and administrative expenses	(0.3)	(0.1)	(1.0)	(0.5)
Restructuring credit / (charge)	0.1	—	(0.1)	(0.3)
Acquisition and disposal related costs	—	(0.7)	—	(0.9)
Operating income / (loss)	0.3	(0.7)	—	(1.1)
Tax (charge) / credit	(0.1)	0.2	—	0.2
Net income / (loss)	$0.2	$(0.5)	$—	$(0.9)

9.    Discontinued Operations (continued)
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	October 1,	December 31,
In millions	2023	2022
Inventory	$3.3	$2.7
Accounts and other receivables	2.3	2.7
Current assets	5.6	5.4

Right-of-use-assets	2.3	2.7
Held-for-sale assets	$7.9	$8.1

Held-for-sale liabilities
Accounts payable	$1.0	$0.8
Accrued liabilities	0.4	0.2
Other liabilities	0.2	1.0
Operating lease liability	2.6	3.0
Held-for-sale liabilities	$4.2	$5.0
Also included within assets held-for-sale in 2023 and 2022 are land and buildings valued at $1.2 million, within our Elektron Segment.
There was no depreciation and amortization, capital expenditures or significant non-cash items.
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
The effective income tax rate on continuing operations for the first nine months ended October 1, 2023, was a 39.3%, tax credit compared to a 21.8% charge for the first nine months ended September 25, 2022. The rate was impacted by non-deductible expenses, asset impairment charges and a deferred tax credit, primarily in relation to the U.S. pension buyout.

11.    Share Plans

Total share-based compensation expense for the quarters ended October 1, 2023, and September 25, 2022, was as follows:

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Total share-based compensation charges	$0.7	$0.9	$2.0	$1.8

In March 2023, we issued our annual share-based compensation grants under the Luxfer Holdings PLC LongTerm Umbrella Incentive Plan. The total number of awards issued was approximately 126,600 and the weighted average fair value of options granted in 2023 was estimated to be $13.50 per share.
Also in March 2023, approximately 10,000 awards were granted based on the achievement of total shareholder return targets from the period January 1, 2020 to December 31, 2022. 50% of these awards vested immediately upon grant, with the remaining 50% vesting in March 2024.
In June 2023, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 31,028 and the weighted-average fair value of options granted was estimated to be $15.06 per share.

The following table illustrates the assumptions used in deriving the fair value of share options granted during 2023 and the year-ended December 31, 2022:

	2023	2022
Dividend yield (%)	3.15 - 3.32	2.75 - 3.41
Expected volatility range (%)	31.54 - 43.49	36.11 - 49.43
Risk-free interest rate (%)	3.67 - 5.16	1.28 - 2.99
Expected life of share options range (years)	1.00 - 4.00	0.50 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

12.    Shareholders' Equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Dividends declared and paid / accrued during the year:
Interim dividend declared January 4 2022, and paid February 2, 2022 ($0.125 per ordinary share)	$—	$—	$—	$3.4
Interim dividend declared March 10 2022, and paid May 4, 2022 ($0.130) per ordinary share)	—	—	—	3.6
Interim dividend declared July 5 2022, and paid August 3, 2022 ($0.130 per ordinary share)	—	3.6	—	3.6
Interim dividend declared January 3 2023, and paid February 1, 2023 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared April 3 2023, and paid May 3, 2023 ($0.130) per ordinary share)	—	—	3.5	—
Interim dividend declared June 29 2023, and paid August 2, 2023 ($0.130) per ordinary share)	—	—	3.5	—
Interim dividend declared September 25 2023, and to be paid November 1, 2023 ($0.130) per ordinary share)	3.5	—	3.5	—
	$3.5	$3.6	$14.0	$10.6

In millions	2023	2022
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 4, and to be paid November 2, 2022 ($0.130 per ordinary share)	$—	$3.6

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
Other
Other primarily represents unallocated corporate expenses and includes non-service related defined benefit pension cost / credit.
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments as the CEO, using adjusted EBITA(1) and adjusted EBITDA, which we defined as segment income and are based on operating income adjusted for share based compensation charges; gain / loss on disposal of property, plant and equipment; restructuring charges; acquisition and disposal related gains and costs; depreciation and amortization.
1 Adjusted EBITA is adjusted EBITDA less depreciation
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the third quarter and first nine months ended October 1, 2023, and September 25, 2022, is included in the following summary:

	Net sales				Adjusted EBITDA
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Gas Cylinders segment	$44.7	$43.4	$134.7	$131.9	$2.8	$3.4	$10.2	$9.8
Elektron segment	52.7	56.8	174.4	174.8	3.2	12.7	21.5	39.3
Consolidated	$97.4	$100.2	$309.1	$306.7	$6.0	$16.1	$31.7	$49.1

	Depreciation and amortization				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Gas Cylinders segment	$1.1	$1.2	$3.2	$3.8	$1.4	$0.3	$4.1	$1.8
Elektron segment	2.1	2.1	6.6	6.6	0.2	—	0.3	0.2
Consolidated	$3.2	$3.3	$9.8	$10.4	$1.6	$0.3	$4.4	$2.0

13.    Segmental Information (continued)

	Total assets		Capital expenditures
	October 1,	December 31,	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022	2023	2022
Gas Cylinders segment	$135.3	$133.1	$0.8	$0.4	$1.4	$0.8
Elektron segment	208.6	216.4	1.7	2.1	6.1	4.7
Other	41.1	49.5	—	—	—	—
Discontinued operations	7.9	8.1	—	—	0.1	—
Consolidated	$392.9	$407.1	$2.5	$2.5	$7.6	$5.5

	Property, plant and equipment, net
	October 1,	December 31,
In millions	2023	2022
U.S.	$37.7	$41.6
United Kingdom	32.9	32.0
Canada	2.7	2.8
Rest of Europe	1.0	1.0
Asia Pacific	0.3	0.3
	$74.6	$77.7
The following table presents a reconciliation of Adjusted EBITDA to net income before income taxes, from continuing operations:

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Adjusted EBITDA	$6.0	$16.1	$31.7	$49.1
Other share-based compensation charges	(0.7)	(0.9)	(2.0)	(1.8)
Depreciation and amortization	(3.2)	(3.3)	(9.8)	(10.4)
Gain on disposal of property, plant and equipment	—	—	—	0.2
Restructuring charges	(1.6)	(0.3)	(4.4)	(2.0)
Acquisition and disposal related costs	—	—	—	(0.3)
Defined benefits pension credit / (charge)	0.3	0.2	(8.0)	0.9
Interest expense, net	(1.6)	(1.0)	(4.7)	(2.7)
Net (loss) / income before income taxes from continuing operations	$(0.8)	$10.8	$2.8	$33.0
The following tables present certain geographic information by geographic region for the third quarter ended October 1, 2023, and September 25, 2022:

	Net Sales(1)
	Third Quarter				Year-to-date
	2023		2022		2023		2022
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$59.0	60.7%	$57.0	56.9%	$184.5	59.7%	$174.0	56.7%
Japan	5.1	5.2%	5.1	5.1%	15.9	5.1%	12.6	4.1%
United Kingdom	4.3	4.4%	4.6	4.6%	15.1	4.9%	16.0	5.2%
Germany	4.7	4.8%	4.4	4.4%	14.8	4.8%	15.3	5.0%
Canada	3.3	3.4%	2.5	2.5%	8.5	2.7%	8.5	2.8%
Top five countries	76.4	78.5%	73.6	73.5%	238.8	77.2%	226.4	73.8%
Rest of Europe	10.8	11.1%	11.0	11.0%	35.5	11.5%	34.2	11.2%
Asia Pacific	4.9	5.0%	13.2	13.1%	22.2	7.2%	38.1	12.4%
Other (2)	5.3	5.4%	2.4	2.4%	12.6	4.1%	8.0	2.6%
	$97.4		$100.2		$309.1		$306.7
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America and Africa.

14.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at October 1, 2023 and $100.0 million at December 31, 2022. Of these committed facilities, $54.4 million was drawn at October 1, 2023 and $31.9 million at December 31, 2022. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at October 1, 2023 and $50.0 million at December 31, 2022.

	Uncommitted Facilities
	October 1, 2023		December 31, 2022
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	3.0	2.2	2.0	1.5
Overdraft	7.7	1.1	4.0	—
	$11.3	$3.5	$6.6	$1.7
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

15. Pension Settlement
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a charge of $9.0 million for 2023.
There was also a $0.3 million and $1.0 million defined benefit credit on the U.K pension plan for the third quarter and first nine months of 2023 respectively, consistent with the $0.3 million and $1.0 million for the third quarter and first nine months of 2022.

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
•our ability to execute a turnaround plan in our Graphic Arts business to safeguard revenues and reduce costs;
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
Key trends and uncertainties regarding our existing business
Margin pressure resulting from supply chain challenges
We have, and continue to experience supply chain challenges, largely now limited to the higher cost of certain raw materials. In our supply chain, previously described challenges caused by the disruption in our U.S. domestic magnesium supply continued, and overall competitive cost pressures persisted. These issues have been particularly acute in our Graphic Arts business, where the ability to pass through higher costs to our customers has proved to be constrained. We are executing a turnaround plan in Graphic Arts to reduce costs, including a headcount reduction program. We are also pursuing further actions to improve margins and maintain strong cash flow across the business.

On the demand side, we are also experiencing lower customer order rates driven primarily by increasing macroeconomic headwinds and uncertainty., along with higher interest rates, tight labor conditions and rising geopolitical volatility. This is particularly prevalent in our industrial end market, including European demand for photo-engraving plates with the emergence of lower cost competition, commercial magnesium powders and industrial zirconium applications.

In the majority of cases we are able to pass through inflationary costs to our customers, although we are still constrained by some contracts, particularly in the Gas Cylinders segment, the longest running of which is not subject to renewal until mid-2024. Currently, our expectation is that the impact of material availability / inflation, energy cost inflation and labor and transport constraints will continue throughout 2023; but that we will be able to source sufficient material to meet demand and that in the majority of cases we expect to be able to pass on cost increases. However the outlook remains highly uncertain with both the size and timing of future cost increases difficult to predict.

Operating objectives and trends
In 2023, we expect the following operating objectives and trends to impact our business:
•Addressing general macro uncertainty as well as impacts from the extended outage of U.S. domestic magnesium supply;
•Focus on cost control, new product launches and productivity improvements;
•Actions to ensure continuity of supply of critical materials and services while safeguarding margins;
•Continued emphasis on operating cash generation and maintaining strong working capital performance.
•Completion of recently announced rationalization and turnaround projects, especially at Graphic Arts;
•Increases in selling prices to mitigate and pass through current cost pressure;
•Further improvements in ESG standing through investment in new projects; and
•Focus on recruiting, developing and maintaining talent, through our new leadership development programs, while driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the third quarter of 2023 and 2022 of Luxfer were as follows:

	Third Quarter		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$97.4	$100.2	(2.8)%
Cost of goods sold	(82.8)	(77.0)	7.5%
Gross profit	$14.6	$23.2	(37.1)%
% of net sales	15.0%	23.2%	(8.2)
Selling, general and administrative expenses	(11.3)	(10.3)	9.7%
% of net sales	11.6%	10.3%	1.3
Research and development	(1.2)	(1.0)	20.0%
% of net sales	1.2%	1.0%	0.2
Restructuring charges	(1.6)	(0.3)	433.3%
% of net sales	1.6%	0.3%	1.3
Operating income	$0.5	$11.6	(95.7)%
% of net sales	0.5%	11.6%	(11.1)
Net interest expense	(1.6)	(1.0)	60.0%
% of net sales	1.6%	1.0%	0.6
Defined benefit pension credit	0.3	0.2	50.0%
% of net sales	0.3%	0.2%	0.1
(Loss) / income before income taxes	$(0.8)	$10.8	(107.4)%
% of net sales	(0.8)%	10.8%	(11.6)
Provision for income taxes	(0.7)	(2.3)	(69.6)%
Effective tax rate	(87.5)%	21.3%	(108.8)
Net (loss) / income from continuing activities	$(1.5)	$8.5	(117.6)%
% of net sales	(1.5)%	8.5%	(10.0)

The consolidated results of operations for the nine months of 2023 and 2022 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2023	2022	2023 v 2022
Net sales	$309.1	$306.7	0.8%
Cost of goods sold	(249.2)	(233.6)	6.7%
Gross profit	59.9	73.1	(18.1)%
% of net sales	19.4%	23.8%	(4.4)
Selling, general and administrative expenses	(36.6)	(32.5)	12.6%
% of net sales	11.8%	10.6%	1.2
Research and development	(3.4)	(3.5)	(2.9)%
% of net sales	1.1%	1.1%	—
Restructuring charges	(4.4)	(2.0)	120.0%
% of net sales	1.4%	0.7%	0.7
Acquisition and disposal related costs	—	(0.3)	(100.0)%
% of net sales	—%	0.1%	(0.1)
Operating income	$15.5	$34.8	(55.5)%
% of net sales	5.0%	11.3%	(6.3)
Net interest expense	(4.7)	(2.7)	74.1%
% of net sales	1.5%	0.9%	0.6
Defined benefit pension (charge) / credit	(8.0)	0.9	n/a
% of net sales	(2.6)%	0.3%	(2.9)
Income from continuing operations	$2.8	$33.0	(91.5)%
% of net sales	0.9%	10.8%	(9.9)
Credit / (provision) for income taxes	1.1	(7.2)	(115.3)%
Effective tax rate	(39.3)%	21.8%	(61.1)
Net income from continuing operations	$3.9	$25.8	(84.9)%
% of net sales	1.3%	8.4%	(7.1)

Net sales
Adjusting for foreign exchange tailwind of $0.1 million and a headwind of $2.0 million in the third quarter and first nine months of 2023 respectively, net sales have decreased by 2.9% and 1.4%. The passing through of material cost inflation, accounted for approximately $2.0 million and $18.5 million increase in consolidated net sales in the third quarter and first nine months, respectively, of 2023 from 2022.
During the third quarter and first nine months of 2023, there has been a 29.7% and 18.6% decrease in our sales to our General Industrial end-market, however, our Defense, First Response and Healthcare end-market has increased by 20.3% and 29.1% respectively.
Furthermore, revenue was negatively impacted in the quarter from:
•Decreased demand for photo-engraving plates, particularly outside the North American market due to competitive pressure from increased raw material costs;
•Lower sales of SoluMag® in the Oil and Gas industry;
•Reduction in sales of magnesium powders for both commercial and military use; and
•Industrial cylinders' sales being down on prior year.
These decreases were partially offset by:
•Increased sales of SCBA cylinders;
•Continued increase in demand for zirconium products, particularly those used in pharmaceutical applications and auto-catalyst products, as well as those used by our industrial end-markets; and
•Growth in sales of our flameless ration heaters (FRH).
Further to the above, the first nine months of the year were also affected by:
•Lower demand for our AF cylinders, offset by greater demand for our medical cylinders;
•Increased sales of magnesium alloys, especially those used in aerospace and automotive applications;
•Strong demand for our new unitized group ration product (UGR-E) in Q2;
•Significant increase in sales of chemical response kits; and
•Unfavorable foreign exchange variances as highlighted above.

Gross profit
The 8.2 and 4.4 percentage point decrease in gross profit as a percentage of sales in the third quarter and first nine months, respectively of 2023 from 2022 was primarily the result of adverse sales mix and higher materials costs relative to price increases. These issues have been particularly acute in our Graphic Arts business, part of the Elektron Division, where the ability to pass through higher costs to our customers has proved to be constrained with the emergence of lower cost competition. However, cost recovery and margin is improving in the Gas Cylinders Division as fixed-priced contracts continue to be renegotiated.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2023 from 2022 has increased by 1.3 percentage points and 1.2 percentage points in the quarter and first nine months respectively, largely due to the $2.2 and $4.5 million of legal costs expensed in the Elektron Division. These predominantly relate to the case described in Note 14 - Commitments and Contingencies.

Research and development costs
Research and development costs as a percentage of sales increased by 0.2 percentage points in the third quarter and remained flat in the first nine months of 2023 relative to 2022 respectively. The increase in the quarter brings the year to date figure in line with the prior year.

Restructuring charges
The $1.6 million and $4.4 million restructuring charge in the third quarter and first nine months respectively of 2023 relates predominantly to asset impairments in relation to the rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base. This amounted to $0.3 million in the third quarter and $2.6 million in the first nine months of the year respectively. There was an additional $0.9 million and $1.3 million of other expenses in the third quarter and first nine months of the year in relation to the aforementioned rationalization.
The $0.3 million and $2.0 million restructuring charge in the third quarter and first six nine months of 2022 relates predominantly to costs associated with the closure of Luxfer Gas Cylinders France which ceased operations in 2019. There was $0.2 million recognized in the second quarter of 2022 relating to one-time employee termination benefits in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations.

Acquisition and disposal related costs
No acquisition and disposal related costs have been incurred during 2023.
Net costs of $0.3 million were incurred in the first nine months of 2022 in relation to the acquisition of Structural Composites Industries.

Net interest expense
Net interest expense of $1.6 million in the third quarter of 2023 increased 60% from $1.0 million in the third quarter of 2022, due to a combination of increased interest rates and higher drawings. Interest expense of $4.7 million in the first nine months of 2023 was also significantly higher than the $2.7 million in the first nine months of 2022.

Defined benefit pension credit
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a charge of $9.0 million in 2023.
There was also a $0.3 million and $1.0 million defined benefit credit on the U.K pension plan for the third quarter and first nine months of 2023 respectively, consistent with the $0.3 million and $1.0 million for the third quarter and first nine months of 2022.
Provision for income taxes
The movement in the statutory effective tax rate from 21.8% in 2022, to negative 39.3% in 2023, was primarily due to non-deductible expenses and deferred tax credit, predominantly in relation to the previously mentioned pension buy-out and impairment charges. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased slightly to 21.9% in 2023 from 21.5% in 2022, largely as a result of jurisdictional profit mix and the increase in the U.K. corporation tax rate to 25% from 19% in April 2023.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following table of non-GAAP summary financial data presents a reconciliation of net income to adjusted net income as well as adjusted net income to adjusted EBITA and adjusted EBITDA for the periods presented, being the most comparable GAAP measure. Management believes that adjusted net income, adjusted earnings per share, adjusted EBITA and adjusted EBITDA are key performance indicators (KPIs) used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income, adjusted earnings per share, adjusted EBITA and adjusted EBITDA in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability.

	Third Quarter		Year-to-date
In millions except per share data	2023	2022	2023	2022
Net (loss) / income from continuing operations	$(1.5)	$8.5	$3.9	$25.8
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	0.2	0.6	0.6
Acquisition and disposal related costs	—	—	—	0.3
Defined benefit pension (credit) / charge	(0.3)	(0.2)	8.0	(0.9)
Restructuring charges	1.6	0.3	4.4	2.0
Share-based compensation charges	0.7	0.9	2.0	1.8
Tax impact of defined benefit pension settlement	—	—	(4.9)	—
Income tax on adjusted items	0.4	(0.1)	(0.1)	(0.7)
Adjusted net income	$1.1	$9.6	$13.9	$28.9

Adjusted (loss) / earnings per ordinary share
Diluted (loss) / earnings per ordinary share	$(0.06)	$0.31	$0.14	$0.93
Impact of adjusted items	0.10	0.04	0.37	0.12
Adjusted diluted earnings per ordinary share(1)	$0.04	$0.35	$0.51	$1.05
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Adjusted net income	$1.1	$9.6	$13.9	$28.9
Add back:
Tax impact of defined benefit pension settlement	—	—	4.9	—
Income tax on adjusted items	(0.4)	0.1	0.1	0.7
Provision / (credit) for income taxes	0.7	2.3	(1.1)	7.2
Interest expense	1.6	1.0	4.7	2.7
Adjusted EBITA	$3.0	$13.0	$22.5	$39.5
Gain on disposal of PPE	—	—	—	(0.2)
Depreciation	3.0	3.1	9.2	9.8
Adjusted EBITDA	$6.0	$16.1	$31.7	$49.1

The following table presents a reconciliation for the adjusted effective tax rate, adjusted income before income taxes and adjusted provision for income taxes all of which are non-GAAP measures that management believes are KPIs used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Third Quarter		Year-to-date
In millions	2023	2022	2023	2022
Adjusted net income	$1.1	$9.6	$13.9	$28.9
Add back:
Tax impact of defined benefit pension settlement	—	—	4.9	—
Income tax on adjusted items	(0.4)	0.1	0.1	0.7
Provision for income taxes	0.7	2.3	(1.1)	7.2
Adjusted income before income taxes	$1.4	$12.0	$17.8	$36.8
Adjusted provision for income taxes	0.3	2.4	3.9	7.9
Adjusted effective tax rate	21.4%	20.0%	21.9%	21.5%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Gas Cylinders and Elektron). Both segments comprise various product offerings that serve multiple end markets.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; gain / loss on disposal of property, plant and equipment; restructuring charges; acquisition and disposal related gains and costs; depreciation and amortization. A reconciliation to net income and taxes can be found in Note 13 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2023	2022	2023 v 2022	2023	2022	2023 v 2022
Net sales	$44.7	$43.4	3.0%	$134.7	$131.9	2.1%
Adjusted EBITDA	2.8	3.4	(17.6)%	10.2	9.8	4.1%
% of net sales	6.3%	7.8%	(1.5)	7.6%	7.4%	0.2
Net sales
The 3.0% increase in Gas Cylinders sales in the third quarter of 2023 from 2022 was primarily the result of:
•Increased sales of SCBA cylinders; and
•Price increases as contracts are renegotiated.
These increases have been partially offset by:
•$1.4 million FX headwind; and
•Reduced sales of industrial and medical cylinders.
The first nine months of 2023 has also been impacted by lower AF cylinder sales.
Adjusted EBITDA
The 1.5 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the third quarter of 2023 relative to 2022 is predominantly the result of adverse sales mix. For the first nine months there has been a 0.2 percentage point increase in adjusted EBITDA as a percentage of net sales as a result of the renegotiation of fixed price contracts, as price more than offset inflation during the third quarter.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2023	2022	2023 v 2022	2023	2022	2023 v 2022
Net sales	$52.7	$56.8	(7.2)%	$174.4	$174.8	(0.2)%
Adjusted EBITDA	3.2	12.7	(74.8)%	21.5	39.3	(45.3)%
% of net sales	6.1%	22.4%	(16.3)	12.3%	22.5%	(10.2)
Net sales
The 7.2% decrease in Elektron sales in the third quarter of 2023 from 2022 was primarily the result of:
•Decreased demand for photo-engraving plates, particularly outside the North American market;
•Lower sales of SoluMag® in the Oil and Gas industry; and
•Reduction in sales of magnesium powders for both commercial and military use.
These decreases were partially offset by increased sales of chemical response kits and flameless ration heaters. There has also been continued increase in demand for zirconium products, particularly those used in pharmaceutical applications and auto-catalyst products, as well as increases in our industrial end-market.
Net sales were also impacted by $1.5 million of FX tailwinds.
The 0.2% decrease in Elektron sales in the first nine months of 2023 from 2022 was also positively impacted by increased sales of magnesium alloys, especially those used in aerospace and automotive applications and sales of our new UGR-E product within our Luxfer Magtech division in the second quarter, in addition to the above mentioned factors.
Adjusted EBITDA
The 16.3 and 10.2 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the third quarter and first nine months respectively of 2023 from 2022 was primarily the result material cost inflation within our Graphic Arts business resulting in competitive constraints. We have also experienced adverse product mix across the division.
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

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to October 1, 2023.
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
Cash Flows
Operating activities
Cash generated by operating activities was $10.2 million and $3.2 million outflow for the first nine months in 2023 and 2022 respectively. It was primarily related to net income from operating activities offset by increases in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit and net changes to assets and liabilities. While working capital significantly increased in the first quarter of 2023, primarily related to inventory build to protect supply chain, there has been a significant reduction in the third quarter.
Investing activities
Net cash used by investing activities was $7.5 million for the first nine months of 2023, compared to net cash used by investing activities of $1.5 million in 2022. The movement was due to the $3.7 million cash received in 2022 in relation to the sale of our previously held-for-sale building in the Elektron division and the $2.3 million increase in capital expenditures.
Financing activities
In the first nine months of 2023, net cash used by financing activities was $15.5 million, (2022: $12.7 million provided by financing activities). We made net repayments on our banking facilities of $2.5 million, having drawn $22.5 million on our revolving credit facility and paid back $25.0 million of short term debt (2022: $31.7 million drawdown). Dividend payments of $10.5 million (2022: $10.6 million), equating to $0.390 and $0.385 per ordinary share respectively and we paid out $0.3 million, (2022: $1.4 million) in settling share based compensation and $2.2 million, (2022: $6.9 million) in repurchasing our own shares as part of the share buyback program which equates to approximately 150,000 shares (2022: 350,000 shares).

Capital Resources
Dividends
We paid year-to-date dividends in 2023 of $10.5 million and declared an additional $3.5 million (2022: $10.6 million paid year-to-date), or $0.390 per ordinary share (2022: $0.385).
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	—	25.0	—	—
Revolving credit facility	54.4	—	54.4	—	—
Overdraft facility	1.1	1.1	—	—	—
Obligations under operating leases	27.0	5.1	9.5	3.4	9.0
Capital commitments	1.0	1.0	—	—	—
Interest payments	18.9	5.3	9.9	3.7	—
Total contractual cash obligations	$127.4	$12.5	$98.8	$7.1	$9.0

Off-balance sheet measures
At October 1, 2023, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 14.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first nine months ended October 1, 2023. For additional information, refer to Item 7A of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended October 1, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended October 1, 2023, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 5.        Other Information
Compensatory Arrangements of Certain Officers; Severance and Change in Control Agreements
On October 25, 2023, Luxfer Holdings PLC (the “Company”) entered into Executive Severance and Change in Control Agreements with each of the following executive officers: Peter Gibbons, Megan Glise, Mark Lawday, Howard Mead, Jeffrey Moorefield, and Graham Wardlow (each, an “Executive” and together the “Executives”). A form of this Executive Severance and Change in Control Agreement is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q (the “Agreement”). Each of the Agreements is effective as of October 25, 2023 and provides the Executives with certain protections and benefits in the event of the Executive’s termination of employment under certain circumstances or a Change in Control of the Company. The Agreements are intended to (i) provide continuity of management in the event of a Change in Control of the Company; (ii) align executive and shareholder interests in support of corporate transactions; and (iii) implement consistent terms and conditions of employment across the Company’s Executive Leadership Team.
The key terms of the Agreement are summarized below. Capitalized terms used but not defined herein shall have the meanings given to them in the Agreement.
Notice Period
The Agreements set forth a Notice Period, which both the Executive and the Company must comply with in the event the Executive intends to resign from employment without Good Reason or the Company intends to terminate the Executive’s employment without Cause. For Graham Wardlow and Mark Lawday, who are UK-based Executives subject to existing employment agreements, the Notice Period is consistent with that set forth in their employment agreements, being twelve (12) months and six (6) months, respectively. The Notice Period applicable to Peter Gibbons and Jeffrey Moorefield is six (6) months. As to Megan Glise and Howard Mead, the applicable Notice Period is three (3) months.

Compensation and Benefits throughout the Notice Period and upon Separation
The Executives will continue to receive their regular compensation and benefits through the end of the Notice Period, provided the Company does not exercise its right of payment in lieu of notice. Specifically, the Executives will continue to earn an Annual Bonus during the Notice Period, and any outstanding Equity Awards will continue to vest during the Notice Period, in accordance with the applicable vesting schedule. If, as of the Termination Date, the actual Annual Bonus earned has not been determined because the relevant performance period remains ongoing, the Executive’s Annual Bonus for the fiscal year in which the Separation from Service occurs will be paid at Budget level and pro-rated to reflect actual dates of service, including the Notice Period, during said fiscal year. Except in the event of termination for Cause, Disability, or death or in the event of a CIC Termination or Qualifying Termination, the Company reserves the right, in lieu of notice and without giving any reason, to (i) pay the Executive their Base Salary and other Fixed Compensation, such as perquisite allowances, for the Notice Period or outstanding balance thereof; (ii) pay the Executive an Annual Bonus for the fiscal year in which their employment terminates, which shall be the actual Annual Bonus earned for said fiscal year, or, if the actual Annual Bonus has not been determined because the relevant performance period remains ongoing, the Annual Bonus at Budget level and pro-rated to reflect actual dates of service, including the Notice Period, during said fiscal year; and (iii) immediately vest any Equity Awards that would have vested during the Notice Period or balance thereof. Per the rules of the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan, as amended and restated on June 8, 2022 (the “LTIP”), any time-based Equity Awards that have not become vested or exercisable as of the Termination Date shall immediately lapse and any performance-based Equity Awards shall vest in accordance with the formula set forth in the LTIP, which considers performance as of the Termination Date and the total and elapsed number of days in the performance period.
Change in Control Termination
The Agreements provide for severance compensation in the event that the Executive’s employment is terminated by the Company for reasons other than Cause, Disability, or death or terminated by the Executive with Good Reason, either (i) during the six (6) month period ending on the date of the Change in Control or (ii) upon a Change in Control or within two (2) years following a Change in Control. In such event, the Executives will be eligible to receive the following severance compensation:

Executive	Severance Payment (1)	Annual Bonus	Equity Awards	Vacation Entitlement	Health and Welfare Benefits
Graham Wardlow	Eighteen (18) months’ Base Salary
Annual Bonus earned for the fiscal year during which the Separation of Service occurs. If the actual Annual Bonus earned has not been determined because the relevant performance period remains ongoing, the Annual Bonus will be paid at Budget level.

Immediate vesting of all outstanding, unvested time-based Equity Awards; and immediate vesting of any performance-based Equity Awards, which amount shall be calculated in accordance with the “change in control” rules of the LTIP.
Payment in lieu of any accrued but unused vacation or paid time off entitlement
Eligible to participate in the Company’s health and welfare plans in which the Executive was participating prior to the Termination Date, until the earlier of (i) the Executive’s eligibility under another employer’s plan or (ii) eighteen (18) months following the Termination Date

Peter Gibbons, Mark Lawday, and Jeffrey Moorefield	Twelve (12) months’ Base Salary
Megan Glise and Howard Mead	Nine (9) months’ Base Salary
(1)    The Severance Payment represents the Executive’s Base Salary for a period equal to their Notice Period, plus an additional six (6) months.

Resignation by the Executive with Good Reason
The Agreements provide for severance compensation in the event that the Executive’s employment is terminated by the Executive with Good Reason. In such event, the Executives will be eligible to receive the following severance compensation:

Executive	Severance Payment (1)	Annual Bonus	Equity Awards	Vacation Entitlement	Health and Welfare Benefits
Graham Wardlow	Twelve (12) months’ Base Salary
Annual Bonus earned for the fiscal year during which the Separation of Service occurs. If the actual Annual Bonus earned has not been determined because the relevant performance period remains ongoing, the Annual Bonus will be paid at Budget level and pro-rated to reflect actual dates of service during said fiscal year.

Immediate vesting of time-based Equity Awards that are scheduled to vest in the 12-month period following the Termination Date; and Performance-based Equity Awards will vest in accordance with the “termination of employment” rules applicable to performance-based awards set forth in the LTIP.
Payment in lieu of any accrued but unused vacation or paid time off entitlement
Eligible to participate in the Company’s health and welfare plans in which the Executive was participating prior to the Termination Date, until the earlier of (i) the Executive’s eligibility under another employer’s plan or (ii) twelve (12) months following the Termination Date

Peter Gibbons, Mark Lawday, and Jeffrey Moorefield	Six (6) months’ Base Salary
Megan Glise and Howard Mead	Three (3) months’ Base Salary
(1)    The Severance Payment represents the Executive’s Base Salary for a period equal to their Notice Period.

Termination for Cause, Disability, or Death
The Agreements specify the compensation and benefits payable to the Executives in the event of termination for Cause or upon death or Disability. In the event of termination for Cause, the Executives will receive their Fixed Compensation through the Termination Date and will continue to be eligible for health and welfare benefits through the Termination Date or other period specified by the applicable plan. The Executives will not be eligible to receive an Annual Bonus for the fiscal year in which their employment terminates, and all unvested Equity Awards will be forfeited.

During any period that the Executive fails to perform the Executive’s duties for the Company due to physical or mental illness, the Company will pay the Executive’s Fixed Compensation, together with all compensation and benefits payable to the Executive under the terms of the Company’s plans, programs, or arrangements as in effect during that period, until the Executive’s employment is terminated by the Company due to Disability. Any compensation and/or benefits payable to the Executive following the Termination Date shall be governed by the terms of the plans, programs, or arrangements in effect as of the Termination Date which relate to Disability.

In the event of the Executive’s death, the Company will pay to the Executive’s estate the Executive’s Fixed Compensation, together with all compensation and benefits payable to the Executive under the terms of the Company’s plans, programs, or arrangements in effect immediately prior to the date of the Executive’s death, through the date of the Executive’s death. Any compensation and/or benefits payable to the Executive’s estate following the Executive’s death shall be governed by the terms of the plans, programs, or arrangements in effect as of the date of death.

Release
Except in the event of termination by the Company for Cause or resignation by the Executive without Good Reason (but only to the extent the Company has not exercised its right to payment in lieu of notice), the Executives must execute, return, and not revoke a Release in order to receive the severance compensation and benefits described above.

Restrictive Covenants
The Executives are subject to restrictive covenants with respect to the disclosure of the Company’s confidential information; solicitation of the Company’s employees, customers, and business contacts; and activities which compete with the Company’s business.

The foregoing summary of the key terms of the Agreement does not purport to be complete and is qualified, in its entirety, by reference to the full text of the Agreement, which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Trading Arrangements
During the third quarter of 2023 ended October 1, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K.

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
99.1     Form of Executive Severance and Change in Control Agreement dated October 25, 2023 between Luxfer Holdings PLC and each of Peter Gibbons, Megan Glise, Mark Lawday, Howard Mead, Jeffrey Moorefield, and Graham Wardlow
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter and year ended ended October 1, 2023, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
October 25, 2023