Form 10-K
period 2023-12-31
LUXFER HOLDINGS PLC
filed 2024-02-27
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer     ☐    Accelerated filer          ☒        Emerging growth company    ☐
Non accelerated filer    ☐    Smaller reporting company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No    ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant was approximately $383,104,927 based on the last reported sale price of such securities as of July 2, 2023, the last business day of the Registrant’s most recently completed second quarter.
The number of shares outstanding of Registrant’s only class of ordinary stock on December 31, 2023, was 26,834,628.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on June 6, 2024, to be filed no later than 120 days after the end of the fiscal year covered by this annual report, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
We have a global presence, operating 12 manufacturing plants in the U.S., the U.K., Canada and China, one of which relates to discontinued operations, and we also have a joint venture in Japan. We employ approximately 1,400 people, including temporary staff, of which fewer than 50 support our discontinued operations. In 2023, our net sales from continuing operations were $405.0 million (2022: $423.4 million, 2021: $374.1 million), and our net loss from continuing operations was $2.6 million (2022: $32.0 million income, 2021: $30.0 million income).
Luxfer operates in three business segments - Elektron, Gas Cylinders and Graphic Arts.
Elektron Segment
Our Elektron Segment focuses on specialty materials based primarily on magnesium and zirconium. In 2023, sales from our Elektron Segment represented approximately 46% (2022: 47%, 2021: 42%) of our consolidated net sales from continuing operations. Our top ten customers represented 50% of segment sales. No singular customer represented 10% or more of our Elektron Segment sales.
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

Gas Cylinders Segment
Our Gas Cylinders Segment manufactures and markets specialized, highly-engineered cylinders using carbon composites and aluminum alloys. In 2023, sales from our Gas Cylinders Segment represented approximately 46% (2022: 43%, 2021: 48%) of our consolidated net sales. Our top ten customers represented 59% of segment sales. Three customers represented 16%, 15% and 11% respectively, of our Gas Cylinders Segment sales. No other singular customer represented greater than 10% of Gas Cylinders Segment sales.
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

Our U.S. aluminum gas cylinder business was sold in March 2021, our Superform U.K. business was sold in September 2021, and we expect our Superform U.S. business to be sold within the next twelve months. As a result, only our Superform U.S. business remains on the balance sheet as held-for-sale at December 31, 2023 and December 31, 2022. Results from the three operations were disclosed as discontinued in the income statement for the corresponding years' of ownership.
Graphic Arts Segment
Our Graphic Arts Segment is a global leader in magnesium photo-engraving plates, engraving metals and etching chemicals. In 2023, sales from our Graphic Arts Segment represented approximately 8% (2022: 9%, 2021: 11%) of our consolidated net sales. Our top ten customers represented 38% of segment sales. No singular customer represented 10% or more of our Graphic Arts Segment sales.
Key product lines include:
•Magnesium, copper, and zinc photo-engraving plates for graphic arts and luxury packaging.
•Developer solutions to aide the engraving process.
•Solid wrought magnesium slab and sheet.
We are currently in the process of executing an accelerated and expanded strategic review process, the initial conclusions of which have determined that the Graphic Arts business no longer aligns with Luxfer's value proposition, hence we are initiating a sales process with the intention of divesting this business in 2024.
All information included within this section relates to continuing operations, unless otherwise stated.
Financial Information about Segments and Geographic Areas
See Note 17 ("Segment Information") to our consolidated financial statements for further information regarding our operating segments and our geographic areas.
Suppliers and raw materials
Margin pressure resulting from supply chain challenges easing
We have been experiencing supply chain challenges, which has resulted in higher cost of certain raw materials. In our supply chain, previously described challenges caused by the disruption in our U.S. domestic magnesium supply continued, and overall competitive cost pressures persisted. These issues have been particularly acute in our Graphic Arts segment, where the ability to pass through higher costs to our customers has proved to be constrained. In recent months however, the purchase price of Magnesium has been falling, which will result in lower input cost in 2024. We have implemented elements of our strategic review in Graphic Arts to reduce costs, including a headcount reduction program. We are also pursuing further actions to improve margins and maintain strong cash flow across the business.

In the majority of cases we are able to pass through inflationary costs to our customers, although we are still constrained by a small number of contracts, particularly in the Gas Cylinders segment, the longest running of which is not subject to renewal until mid-2024. Currently, our expectation is that the adverse impact of material availability / inflation, energy cost inflation and labor and transport constraints will lessen in 2024 and when costs fall we will in some cases need to reduce prices to customers. However the outlook remains highly uncertain with both the size and timing of future costs difficult to predict.

Elektron Segment
Key raw materials used by our Elektron Segment are magnesium, zircon sand and rare earths.
The world demand for magnesium is around one and a half million metric tons per year. China provides about 80% of the world supply. Production outside of China, however, is significant, including, Dead Sea Magnesium in Israel, RIMA Industrial in Brazil, and smaller producers in Turkey and Russia. We historically used only U.S.-sourced materials for our products sold to the U.S. military, for which U.S. sourcing is mandatory. However, given the current force majeure declared by our U.S. supplier of magnesium, we have qualified non-U.S.-sourced material for sale to the U.S. military.
Given the current force majeure declared by U.S. Magnesium LLC, we do not know when or if we will be able to recommence the magnesium ingot purchases with this supplier. We generally purchase raw materials from suppliers on a spot basis under previously contracted terms and conditions and have been able to source magnesium from alternate suppliers.
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
Gas Cylinders Segment
Key raw materials used in the Gas Cylinders Segment include high-strength carbon fiber and aluminum. Our main carbon fiber suppliers include Toray and Mitsubishi. In recent years, the carbon fiber has experienced periods of tight supply conditions due to increased demand for commercial aerospace, military and clean energy applications. Over time, we have built relationships with our suppliers, providing them predictable requirements and annual contracts that help to ensure procurement of our required volume of carbon fiber.
In 2023, we purchased approximately 45% of our aluminum from Rio Tinto Alcan and its associated companies. Aluminum represented approximately 30% of Gas Cylinders Segment's raw material costs in 2023. The price of aluminum, and carbon fiber, has been volatile in the past and increased substantially in 2022 and continued through 2023. While we generally have passed through changes in input costs to our customers, some of our Gas Cylinders Segment contracts contain look-back provisions that result in a lag to our ability to adjust pricing for changes in input costs.
Graphic Arts Segment
The key raw material used in the Graphic Arts segment is magnesium. Magnesium purchases in the last two years have been impacted by a sharp rise in prices, as detailed above, which has contributed to the loss in market share outside of the U.S. and reduced performance of the segment. Consistent with our Elektron segment, magnesium used in U.S. production was previously purchased exclusively from the U.S. but since the force majeure declared by our U.S. supplier, purchases have been sourced from a number of non-U.S. sources. Magnesium prices for U.S. production peaked in 2022 at approximately four times the historical price before falling back to around one-and-a-half times in recent months. Due to the nature of the production process, the purchase price of magnesium can take up to 12 months to be fully recognized in the income statement and the business is expected to benefit from these lower costs throughout 2024.

Our end-markets
Key end-markets for Luxfer products fall into three categories:
Transportation (29% of 2023 sales): Many Luxfer products serve a growing need to improve and safeguard the environment in the field of transportation, including our (i) lightweight, high-pressure carbon composite cylinders that contain compressed natural gas and hydrogen; (ii) zirconium-based products that reduce automotive and other emissions; and (iii) lightweight magnesium alloys used in fuel-efficient aerospace and automotive designs.

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

Defense, First Response & Healthcare (41% of 2023 sales): Luxfer offers many products that help to protect people, equipment and property in hazardous conditions, conflicts and emergencies. These products include magnesium powders used for countermeasure flares that defend aircraft against heat-seeking missiles, flameless ration heaters used in meals Ready-to-Eat, cylinders used in SCBA equipment for firefighters and other emergency service personnel, and chemical detection and decontamination products. Other products include lightweight gas cylinders for containment of medical and laboratory gases, zirconium powders for pharmaceutical products, magnesium materials for lightweight orthopedic devices, specialized magnesium alloys for the automotive industry, and zirconium materials for biomedical applications and dental implants.

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

General industrial (29% of 2023 sales): Our core technologies serve various industrial markets and applications. These products include zirconium-based compounds to purify drinking water and clean industrial exhausts; magnesium alloys shaped for use in various general engineering applications; and high-pressure gas cylinders used for high-purity specialty gases, beverage dispensing, scuba diving and performance racing. Our metal foil-stamping and embossing dies are used primarily for luxury packaging, labels and greeting cards. Our high-quality magnesium, copper, brass and zinc plates are ideal for these and other graphic applications.

Area of Focus	Product	End-market drivers
General engineering	• Magnesium billets, sheets, coil, tooling plates • Zirconium ceramic compounds for hard working components	• Need for components to operate in more extreme environments for longer periods, such as underground or in the ocean
Hydraulic fracturing or "fracking"	• Dissolvable SoluMag® magnesium alloy	• Onshore oil and gas exploration
Paper	• Bacote™ and Zirmel™, both formaldehyde-free insolubilizers that aid high-quality printing	• Elimination of toxic chemicals
Specialty gases	• Cylinders for transportation and / or storage of gases requiring high stability or purity	• Demand for electronics and semiconductors
Graphic arts	• Photo-engraving plates	• Luxury packaging as part of marketing high-end products
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
•Unitized Group Ration - Express (UGR-E) heater meals developed to deliver hot meals to multiple soldiers in a combat or training environment; and
•Improved performance magnesium photoengraving plates including the recently-launched OptiMag®
We believe that our commitment to research and new product development, through dedicated resources and significant use of management's time, forms the core of Luxfer's growth potential. This commitment reflects our strategy of focusing on high-performance, value-added products and markets as well as leveraging our collaboration with universities. We invest in developing products for end-markets that we believe hold long-term growth potential.

Intellectual Property
Luxfer relies on a combination of patents, trade secrets, copyrights, trademarks, and proprietary manufacturing processes and design rights, together with non-disclosure agreements and technical measures, to establish and protect proprietary rights in our products. Our Elektron Segment holds key patents related to protected applications, including numerous aerospace alloys and magnesium-gadolinium alloys, as well as patents related to environmental applications, including water-treatment products and our specialized G4 process used to manufacture zirconium-cerium oxides for emissions-control catalysts. The Elektron Segment also has patented technology for magnesium-based flameless heater pads used to heat meals and beverages. Key patents held by our Gas Cylinders Segment relate to composites and alloys for pressurized hollow bodies. No individual patent or such intellectual property is considered material to any of our reporting segments.
In certain areas, we rely more heavily upon trade secrets and unpatented proprietary know-how than patent protection in order to establish and maintain our competitive advantage. We generally enter into non-disclosure and invention assignment agreements with our employees and subcontractors, as well as our customers and vendors.
Human Capital Management
The Company employed approximately 1,400 people as of December 31, 2023, fewer than 50 of whom relate to discontinued operations. Of the approximately 1,300 employees associated with continuing operations, approximately 700 are employed in the United States and 600 are employed internationally.
Attracting and retaining talent remains a challenge in the post-COVID landscape. To succeed in today’s competitive labor market, Luxfer takes a proactive approach to human capital management by pursuing several priorities that we believe are critical in recruiting, retaining, motivating, and developing top talent. Such priorities include: (i) ensuring occupational health and safety; (ii) providing opportunities for professional growth and development; (iii) maintaining diverse and inclusive workplaces; and (iv) promoting financial, physical, and emotional well-being while trying to enhance the employee experience.
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
Occupational Health and Safety
Luxfer is committed to safeguarding the health and safety of our employees at work. We have well-defined health and safety policies and procedures that are reinforced by ongoing employee training. We conduct annual on-site audits to identify and mitigate environmental health and safety risks, as well as evaluate for compliance with all regulatory requirements and Luxfer policies. All functional business units report a mixture of leading and lagging metrics to assess health and safety performance, which are reviewed regularly by executive leadership and management. In fiscal year 2023, the Company had 4 Lost Time Accidents and an Incident Frequency Rate of 2.46 with no work-related fatalities.
Professional Growth and Development
Providing opportunities for professional growth and development is key to Luxfer’s retention strategy. Luxfer proactively maintains talent and succession planning processes, including regular review by the Executive Leadership Team and reports to the Board of Directors. We operate leadership and management development programs, which provide a consistent approach to the development to the Company’s future leaders and managers. With a multi-faceted curriculum, these programs assist with developing core competencies which include critical problem-solving, communication, management, and leadership skills. Luxfer also maintains training and development programs for employees at the workforce level, in addition to regular coaching and support from their supervisor and performance evaluations. To further support their career aspirations, employees can access Luxfer’s online learning platform which offers over 180,000 courses, videos, and books designed to strengthen critical business, leadership, productivity, and computer software skills.

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
Financial, Physical, and Emotional Well-Being
Fair Wages and Competitive Benefits: Luxfer offers competitive base pay and, depending on position, variable incentive pay associated with both individual and Company performance. Full-time employees and, in some cases, part-time employees who have met the minimum hours of service requirement are eligible to participate in various retirement savings plans, such as the Company’s 401(k) defined contribution plan in the U.S. and various pension plans available to U.K. employees. We also offer paid time off, group medical, dental, and vision plans, in addition to various life, disability and paid family and sick leave options, which vary by jurisdiction.
Employee Share Plans: Luxfer encourages participation in its U.S. Employee Stock Purchase Plan (ESPP) and U.K. Share Incentive Plan (SIP), which provide employees an opportunity to become Luxfer shareholders at a reduced price. Under the ESPP, U.S. employees can purchase Company stock at a 15% discount through payroll deductions. Under the SIP, U.K. employees can purchase company stock through payroll deductions, and, in turn, the Company matches one free share per every two shares purchased.
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
We derive our sales and earnings from operations in many countries and are subject to risks associated with doing business internationally. We have wholly-owned operations in the U.S., the U.K., Canada and China, as well as a joint venture in Japan. Doing business in different countries has risks, including the potential for adverse changes in the local, social, political, financial or regulatory climate, difficulty in staffing and managing geographically diverse operations, and the costs of complying with a variety of laws and regulations. For example, the Russian invasion of Ukraine and ongoing military conflict which commenced on February 24, 2022, has resulted in massive displacement of the Ukrainian population and huge disruption to its economy. Wide ranging sanctions have been imposed on the Russian Federation by the international community, targeting individuals, banks, businesses, funds transfers and imports and exports and are having a significant impact on Russia's economy as well as on international businesses active in the region. The impact on Luxfer in 2022 and 2023 was not significant as we have no direct operations in the region, and our sales to Russia and Ukraine combined typically represent less than one percent of total revenue by destination. Furthermore, neither country is a critical supplier of our raw material needs, and whilst we continue to source magnesium from Russia, a major global exporter, we are also able to source the metal from various alternative locations, including China, Israel, Turkey and the United States. This is also evident in the current war in the Middle East that is causing macro-economic disruption which could affect the Company and/or our supply chain, business partners or customers.
Due to the fact we have operations in many countries, we are also liable to pay taxes in many fiscal jurisdictions. Our tax burden depends on the interpretation of local tax regulations, bilateral or multilateral international tax treaties and the administrative doctrines in each jurisdiction. Changes in these tax regulations may increase our tax burden, or otherwise affect our accounting for taxes. For example, in March 2021, the U.K. government announced an increase in the statutory rate of Corporation tax from the current 19% to 25%, which became effective in April 2023, and is expected to increase the future tax burden on earnings from our U.K. operations.
The principal markets for our products are located in North America, Europe and Asia, and any financial difficulties experienced in these markets may have a material adverse impact on our businesses. For example, the maturity of some of our markets, could require us to increase sales in developing regions, which may involve greater economic and political risks. We cannot provide any assurances that we will be able to expand sales in these regions. Any of these factors could have a material adverse impact on our results of operations, financial position and cash flows.
Our operations rely on a number of large customers in certain areas of our business, and the loss of any of our major customers could negatively impact our results of operations.
If we fail to maintain our relationships with our major customers, or fail to replace lost customers, or if there is reduced demand from our customers or for products produced by our customers, such failures or reduced demand could materially reduce our sales. In addition, we could experience a reduction in sales if any of our customers fail to perform or default on any payment pursuant to our contracts with them. Long-term relationships with customers are especially important for suppliers of intermediate materials and components such as ourselves. We often work closely with customers to develop products that meet particular specifications as part of the design of a product intended for an end-user market. The bespoke nature of many of our products could make it difficult to replace lost customers. Our top 10 customers accounted for approximately 39% of our net sales in 2023. Any significant reduction in sales or customer payment default could have an adverse material impact on our results of operations, financial position and cash flows.
We depend upon our larger suppliers for a significant portion of our raw materials, and a loss of one of these suppliers, or a significant supply interruption could negatively impact our financial performance.
We rely, to varying degrees, on major suppliers for some of the principal raw materials of our engineered products, including aluminum, zirconium and carbon fiber.
We generally purchase raw materials from suppliers on a spot basis under standard terms and conditions. We also enter into supply contracts with Rio Tinto Alcan for a substantial portion of our aluminum requirements. In addition, we have supply contracts in place with U.S. Magnesium for raw material purchases of magnesium ingot for both military and commercial applications, although since entering force majeure in 2021, deliveries reduced up until late 2022, when they ceased completely. The current expectation is that they will not recommence until the end of 2024. We successfully secured and qualified magnesium from alternative sources to meet requirements for both military and commercial applications for 2023 and into 2024.
An interruption in the supply of essential raw materials used in our production processes or an increase in the costs of raw materials due to market shortages, supplier financial difficulties, government quotas or natural disturbances, could significantly affect our ability to provide competitively priced products to customers in a timely manner. For example, the significant increase in demand for materials and energy has resulted in significant constraints on availability of key inputs such as magnesium, aluminum and energy supplies with a consequent spike in prices. In the event of a significant interruption in the supply of any materials used in our production processes, or a significant increase in their prices, we may have to purchase these materials from alternative sources, build additional inventory of raw materials, increase our prices, reduce our margins or possibly fail to fill customer orders by deadlines required in contracts, which could result in, amongst other things, contractual penalties. We can provide no assurance that we would be able to obtain replacement materials quickly on similar terms or at all. Failure to maintain relationships with key suppliers or to develop relationships with alternative suppliers could have a material adverse effect on our results of operations, financial position and cash flows.
In 2021 we were faced with two critical suppliers of magnesium and zirconium respectively declaring force majeure, of which the former remains in place. We have been successful in securing alternative sources of supply for key material inputs affected by force majeure, although typically at an increased cost.

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
We are not dependent on any one supplier for our primary raw materials, but the business could be impacted by supply constraints. If, in the future, we are unable to obtain sufficient amounts of material on a timely basis, we may not be able to obtain raw materials from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of raw materials could make it difficult to satisfy our customers’ delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in foreign exchange rates could reduce profit margins on our sales and reduce the reported sales of our non-U.S. operations and have a material adverse effect on our results of operations.
We conduct a large portion of our commercial transactions, purchases of raw materials and sales of goods in various countries and regions, including the U.S., the U.K., continental Europe, Australia and Asia. Our manufacturing operations based in the U.S. and Asia usually purchase raw materials and sell goods denominated in their local currency, but our manufacturing operations in the U.K. often purchase raw materials and sell products in different currencies. Changes in the relative values of currencies can decrease the profits of our subsidiaries when they incur costs in currencies that are different from the currencies in which they generate all or part of their revenue. These transaction risks principally arise as a result of purchases of raw materials in U.S. dollars, coupled with sales of products to customers in euros. This impact is most pronounced in our exports to continental Europe from the U.K. In 2023, our U.K. operations sold approximately €50 million of goods into the Eurozone. Our policy is to hedge a portion of our net exposure to fluctuations in exchange rates with forward foreign currency exchange contracts. Therefore, we are exposed to market risk and credit risk through the use of derivative financial instruments. Moreover, any failure of hedging policies could negatively impact our profits, and thus damage our ability to fund our operations and to service our indebtedness.
In addition to subsidiaries in the U.S., we have operating subsidiaries located in the U.K., Canada, China and Australia, as well as a joint venture in Japan, each of whose revenue, costs, assets and liabilities are denominated in local currencies. As our consolidated financial statements are reported in U.S. dollars, we are exposed to fluctuations in those currencies when those amounts are translated to U.S. dollars for purposes of reporting our consolidated financial statements, which may cause declines in results of operations. The largest risk is from our operations in the U.K., which, in 2023, generated an operating profit of $8.4 million and sales of $158.9 million. Fluctuations in exchange rates, particularly between the U.S. dollar and GBP sterling (which has been subject to significant fluctuations, as described above), can have a material effect on our consolidated income statement and consolidated balance sheet. In 2023, movements in the average U.S. dollar exchange rate had a positive impact impact on net sales of $2.8 million. In 2022 movements in the average U.S. dollar exchange rate had a negative impact on net sales of $15.6 million. Changes in translation exchange rates increased net assets by $7.3 million in 2023, compared to a decrease of $13.2 million in 2022.
These foreign exchange risks could have a material adverse effect on our results of operations, financial position and cash flows. For additional information on these risks, and the historical impact on our results, see ITEM 7A.

Our defined benefit pension plans have historically fluctuated between funding deficits and surpluses and are exposed to market forces that could require us to make increased ongoing cash contributions in response to changes in market conditions, actuarial assumptions and investment decisions These market forces could expose us to significant short-term liabilities if a wind-up trigger occurred in relation to such plans, each of which could have a material adverse impact on our results of operations and financial position.
We have defined benefit pension arrangements in the U.K. and in the U.S., see ITEM 8, Note 14. Our largest defined benefit plan, the Luxfer Group Pension Plan, ('the Plan') which closed to new members in 1998, remained open for accrual of future benefits based on career-average salary until April 5, 2016. However, following a consultation, it was agreed with the Trustees and plan members to close the Luxfer Group Pension Plan in the U.K. to future accrual of benefits, effective from April 5, 2016. Moreover, when increasing pension benefit payments, it was agreed to use the CPI as the reference index, in place of the RPI where applicable. The Luxfer Group Pension Plan is funded according to the regulations in effect in the U.K. and, as of December 31, 2023, and December 31, 2022, had an accounting surplus of $40.3 million and $27.0 million, respectively. There is no guarantee that the surplus funding position will be maintained and adverse market movements could result in a reversion to a deficit funding position. According to the latest triennial actuarial valuation of the Luxfer Group Pension Plan as of April 5, 2021, the Luxfer Group Pension Plan had a deficit of £12.2 million on a plan-specific basis (reduced from £26.5 million at the previous valuation in April 2018). This valuation was carried out prior to a one-off deficit reduction contribution of £9.6 million made in December 2021. Should a wind-up trigger occur in relation to the Luxfer Group Pension Plan, the buy-out deficit of that plan will become due and payable by the employers. The aggregate deficit of the Luxfer Group Pension Plan on a buy-out basis was estimated at £86 million as of April 5, 2021 (reduced from £145 million in April 2018). The Trustee has the power to wind-up the Luxfer Group Pension Plan if it determines that in the best interests of members, there is no reasonable purpose in continuing the Luxfer Group Pension Plan.
Following the actuarial valuation as of April 5, 2021, we agreed with the Trustee to make a one-off cash contribution in December 2021 of £9.6 million in addition to the £4.1 million annual payment agreed as a result of the previous valuation. While there is an expectation that no further contributions will be required until at least after the next valuation in 2024, there is no guarantee that this will be the case; and no contributions were made during 2023 and 2022. The Trustee can request additional contributions, and the U.K. Pensions Regulator ("TPR") has the power to order further funding in the current three-year window should increasingly stringent regulation require it (see Environmental and regulatory risks: The Pensions Regulator in the U.K. has the power in certain circumstances to issue contribution notices or financial support directions that, if issued, could result in significant liabilities arising for us). We remain legally responsible and committed to ensuring that the Luxfer Group Pension Plan has the funding required to meet its liabilities as they fall due. Future funding requirements will likely be reassessed and revised following the next triennial actuarial valuation in April 2024. Regulatory burdens have also proved to be a significant risk, such as the U.K.'s Pension Protection Fund Levy, which was £0.2 million in 2023.
The Company completed a buyout of the U.S. BA Holdings, Inc. Pension Plan in the first quarter of 2023. The Company's other arrangements are less significant than the Plan and, as of December 31, 2023, and December 31, 2022, had aggregate accounting deficits of $0.1 million and $4.5 million, respectively.
We are exposed to various risks related to our defined benefit plans, including the risk of loss of market value of the plan assets, the risk of actual investment returns being less than assumed rates of return, the Trustees of the Luxfer Group Pension Plan switching investment strategy (which requires consultation with the employer), and the risk of actual experience deviating from actuarial assumptions for such things as mortality of plan participants. In addition, fluctuations in interest rates cause changes in the annual cost and benefit obligations, and increasingly stringent regulation can further increase the financial burden. Any of these risks could have a material adverse impact on our results of operations, financial position and cash flows.

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
Certain aspects of our operations are highly regulated by different agencies that require products to comply with their rules and procedures and can subject our operations to penalties or adversely affect production.
Certain aspects of our operations are in highly regulated industries that require us to maintain regulatory approvals and, from time to time, obtain new regulatory approvals from various countries. This can involve substantial time and expense. In turn, higher costs of compliance reduce our cash flows from operations. For example, manufacturers of gas cylinders throughout the world must comply with high local safety and health standards and obtain regulatory approvals in the markets in which they sell their products. Furthermore, military organizations require us to comply with applicable government regulations and specifications when providing products or services to them directly or as subcontractors. In addition, we are required to comply with U.S. and other export regulations with respect to certain products and materials. The E.U. has also passed legislation governing the registration, evaluation and authorization of chemicals, known as REACH, pursuant to which we are required to register chemicals and gain authorization for the use of certain substances. Following the U.K.’s withdrawal from the E.U. and the subsequent transition period, the E.U. REACH Regulation has been brought into U.K. law, and REACH, and related legislation, have therefore been replicated in the U.K. In the U.S., there is similar legislation under the Toxic Substance Control Act 1976 ("TSCA") which was substantially amended in 2016. Although we make reasonable efforts to obtain all licenses and certifications that are required by countries in which we operate, there is always a risk that we may be found not to comply with certain required procedures. This risk grows with increased complexity and variance in regulations across the globe. As regulatory plans vary by country, we may also be subject to regulations of which we are not presently aware and could be subject to sanctions by a foreign government that could materially and adversely affect our operations in the relevant country.
Governments and their agencies have considerable discretion to determine whether regulations have been satisfied. They may also revoke or limit existing licenses and certifications or change the laws and regulations to which we are subject at any time. If our operations fail to obtain, experience delays in obtaining, or lose a needed certification or approval, we may not be able to sell products to our customers, expand into new geographic markets or expand into new product lines. In addition, new or more stringent regulations, if imposed, could result in us incurring significant costs in connection with compliance. Non-compliance with these regulations could result in administrative, civil, financial, criminal or other sanctions against us, which could have negative consequences on our business and financial position. Furthermore, if we begin to operate in new countries, we may need to obtain new licenses, certifications and approvals.
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
Whilst we are working to improve our energy efficiency, our manufacturing processes and the manufacturing processes of many of our suppliers and customers are energy-intensive and use or generate, directly or indirectly, greenhouse gases ("GHGs"). In recent years, current regulatory programs impacting GHG emissions from large industrial plants and other sources include the E.U. Emissions Trading Scheme, the CRC Energy Efficiency Scheme in the U.K. and certain federal and state programs in the U.S., including GHG reporting and permitting rules issued by the U.S.E.P.A and the California Cap and Trade Program. There are potential additional costs in order to comply with these increased regulations.
Moreover, in December 2015, 195 countries participating in the United Nations Framework Convention on Climate Change, at its 21st Conference of the Parties meeting held in Paris, adopted a new global agreement on the reduction of climate change (the "Paris Agreement"). The Paris Agreement set a goal of holding the increase in global average temperature to below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by commitments by the participating countries to set emissions reduction targets, referred to as "nationally determined contributions." The Paris Agreement came into effect on November 4, 2016, after it was ratified the previous month, with implementation efforts beginning from 2018 with reassessment every five years.
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
Future cybersecurity breaches, general information security incidents, further increases in data protection costs or failure to comply with relevant legal obligations regarding protection of data could therefore have a material adverse effect on our results of operations, financial position and cash flows. See ITEM 1C for further information regarding disclosed our Cybersecurity procedures.
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
We cannot ensure that we will always have the ability to protect proprietary information and our intellectual property rights. We protect our intellectual property rights (within the U.S., Europe and other countries) through various means, including patents and trade secrets. Due to the difference in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in other countries as they would in the U.S. or the U.K. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, competitors may infringe our patents and the costs of protecting our patents could be significant. We cannot assure that we will have adequate resources to enforce our patents. Our patents will only be protected for the duration of the patent. Some of our older key patents have expired, and others will expire over the next few years. As a result, our competitors may introduce products using the technology previously protected, and these products may have lower prices than our products, which may negatively affect our market share. To compete, we may need to reduce our prices for those products. Additionally, the expiry of certain of those patents has reduced, or will reduce, barriers to entry to possible competitors for certain products and end-markets. With respect to our unpatented proprietary technology, it is possible that others will independently develop the same or similar technology or obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. Nevertheless, we cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and we have registered or applied to register many of these trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
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
Our products are highly technical in nature, and in order to maintain and improve our market position, we depend on successful research and development activity to continue to improve our existing products and develop new products. We cannot be certain that we will have sufficient research and development capability to respond to changes in the industries in which we operate. These changes could include changes in the technological environment in which we currently operate, increased demand for new products or the development of alternatives to our products. For example, the development of lighter weight steel alloys has made the use of steel in gas cylinders a more competitive alternative to aluminum than it had been previously. We may also experience delays in completing development of, enhancements to or new versions of our products, and product innovations may not achieve the market penetration or price stability necessary for profitability. In addition to benefiting from our research collaboration with universities, we spent $4.6 million, $4.9 million and $3.9 million in 2023, 2022 and 2021, respectively, on our own research and development activities. We expect to fund our future research and development expenditure requirements through operating cash flows and restricted levels of indebtedness, but if operating profit decreases, we may not be able to invest in research and development or continue to develop new products or enhancements.
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
As of December 31, 2023, we had $25.0 million of indebtedness under our senior notes (the "Loan Notes") due in 2026. There was also a $43.1 million and $4.6 million balance on the revolving credit facility ("RCF") and bank overdraft, respectively, as of December 31, 2023.
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
We identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or timely, we may be unable to accurately report our financial results or prevent fraud, and could result in the loss of investor confidence and adversely impact our business operations and our stock price.
We are subject to reporting obligations under U.S. securities laws. Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Management are required to report on the effectiveness of our internal control over financial reporting, as required annually by Section 404(a), and quarterly by Section 302 of the Sarbanes-Oxley Act, for which we perform system and process evaluation and testing of our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in ltem 9A, "Controls and Procedures" of this 2023 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting. Management identified a lack of controls related to the Company’s accounting for inventory in transit. As a result, management concluded it did not properly design or maintain effective risk assessment control activities to allow for timely reassessment of the risks of financial reporting. This material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, this material weakness did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.
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
Luxfer is a public limited company incorporated under the laws of England and Wales. Some of our directors and officers reside outside of the U.S., principally in the U.K. A substantial portion of our assets, and the assets of such persons, are located outside of the U.S. Therefore, it may not be possible to effect service of process within the U.S. upon Luxfer or these persons in order to enforce judgments of U.S. courts against Luxfer or these persons based on the civil liability provisions of the U.S. federal securities laws. There is doubt as to the enforceability in England and Wales, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities solely based on the U.S. federal securities laws.

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Overview
As customer preferences and business-efficiency demands lead to a more connected and digitized world, cybersecurity and privacy risks have become critical business issues. Luxfer understands the systemic nature of cybersecurity threats to the safety and security of our Company, customers, and employees. As such, Luxfer is committed to safeguarding and protecting our information technology (“IT”) network, equipment, and systems against cybersecurity threats to ensure our future security and reduce risk.
Accordingly, we will continue to review and update our existing governance, policies, and practices to address the following objectives:
•Ensure business continuity by protecting Luxfer’s technology, data, intellectual property, and information assets;
•Increase cyber-resiliency and enhance controls for detecting and mitigating cybersecurity incidents;
•Safeguard the availability and reliability of Luxfer’s network infrastructure, systems, and services;
•Ensure compliance with all applicable regulations and Luxfer policies, controls, standards and guidelines; and,
•Comply with requirements for confidentiality and privacy for Luxfer’s customers and employees.
As of the date of the filing of this Form 10-K, we are not aware of attempts by third parties to gain access to our systems and networks and do not believe that any such attempts have had a material effect, or are reasonably likely to have a material effect, on our business, operations, or financial condition.
Governance
The Board's Role - As a part of its regular risk oversight, Luxfer’s Board of Directors is responsible for overseeing cybersecurity, information security, and technology risk. The Board is comprised of independent Non-Executive Directors, and one Executive Director. Luxfer’s Senior Leadership team provides regular reports on information security matters at least quarterly to the Board, as it is their responsibility to oversee Management’s actions to identify, access, mitigate and remediate material risk.
Management's Role - Luxfer’s cybersecurity program is managed by our IT Steering Committee. Comprised of IT Managers from across the company and chaired by a member of Luxfer's executive leadership team, the IT Steering Committee maintains the vision, strategy, and operation of Luxfer’s cybersecurity program. IT Managers, who have operational responsibility for the actions of the Committee, ensure the effective implementation of the Company IT policies and also manage the local IT teams to ensure they are appropriately supported. Local IT teams have the day-to-day responsibility for implementing and monitoring the operation of Company IT policies within their respective business units. IT personnel within the Company are qualified within their respective roles and are provided with the resource to carry out their responsibilities effectively.

Cybersecurity risk management - We devote significant resources to network security, data encryption, employee training, monitoring of networks and systems, patching, maintenance and backup of systems and data. We also follow best practices for IT and data security as our IT controls are aligned with DFARS / NIST 800-171 IT Security Standard for US Government Contractors. Although there have been no cybersecurity incidents have been material to the Company to date, cyber-attacks are continually becoming more sophisticated, and our IT network is still potentially vulnerable to threats and incidents in the future.
To assure long-term success, Luxfer is committed to discovering and preparing for all potential cybersecurity threats. We set out below certain mitigating actions that we believe help us manage our principal cybersecurity risks.

Risk	Risk Description	Management of Risk
Network and Systems	Luxfer’s operations are increasingly dependent on IT systems and management of information, and a cyber-attack could inhibit our business operations including disruption to sales, production and cash flows.	Luxfer has a wide breadth of controls in place to protect against cyber-attacks including firewalls, threat monitoring systems, protected cloud architecture, and more frequent security patching. We have phased out vulnerable operating systems and updated legacy servers with advanced security. Applications that run and manage our core operating data are fully backed up.

Employee Error or Misuse	As cyber-attacks and phishing scams are becoming more advanced, employees may fail to recognize the signs of a cyber-attack or rely solely on the Company’s IT defenses.	We have global policies covering IT security standards, annual training modules for employees. We also train our employees on cybersecurity through phishing simulations.
Third-Party Cybersecurity Measures	In part, we depend on the reliability of certain tested third parties’ cybersecurity measures, including firewalls, virus solutions and backup solutions. Our business may be affected if these third-party resources are compromised.	Our IT Steering Committee performs thorough due diligence and risk analyses on third party vendors, verifying that sufficient security testing is performed on all software before installation on Luxfer’s network. The IT Steering Committee also monitors and reviews access and permissions to all software and programs regularly.
Regulations	We are required to comply with the UK General Data Protection Regulation (GDPR) relating to the security of personally identifiable information that we process. A data breach can result in non-compliance with the GDPR, leading to fines or litigation.	We make every effort to comply with the GDPR and implement best practices including annual review of our Data Protection Policy. We also train employees to maintain secure systems, and access control measures, and regularly monitor and test our networks to protect data, payment information, and personally identifiable information.
Training and compliance - Our employees are a key line of defense against cybersecurity threats and malicious actors. In addition to our IT Policies, Luxfer has a comprehensive cybersecurity training and awareness program to educate employees on how to recognize cybersecurity threats, prevent cyber-related incidents, and how to report a potential threat or breach. Our online compliance training program is mandatory for all employees worldwide, and includes cybersecurity awareness and IT security trainings, along with other compliance and governance related topics. Within each training module, employees are required to review a Company IT policy applicable to the topic of the training, and attest that they have read, understood, and agree to comply with the Policy.
Luxfer’s IT Steering Committee continues to carry out internal phishing simulations to engage employees with cybersecurity, raise awareness, and educate employees on how to recognize and report phishing attacks. Through the simulations, we are able to test our employees’ reaction to phishing emails and collect important metrics such as click rate. Data collection allows us to pinpoint trouble spots and target additional trainings to specific teams or locations. This information is also reported once quarterly to Luxfer’s Senior Leadership Team and is an important supplement to our overall IT security training program.
Security audits and assessments - We perform periodic security audits and assessments to test our cybersecurity program. These efforts span across our cybersecurity program, including but not limited to audits, assessments, and penetration tests. We regularly engage third parties to assess our cybersecurity program, including cybersecurity maturity assessments, penetration testing, and independent review of our security control environment and operating effectiveness.

Item 2.        Properties
Our principal executive office in the United States is located in leased premises in Milwaukee, Wisconsin and we also have a corporate office located in owned premises in Manchester, United Kingdom. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and distribution offices.
We carry out Elektron manufacturing operations at four plants in the United States and one plant in the United Kingdom.
We carry out Gas Cylinders manufacturing operations at two plants in the United States and single plants in each of the United Kingdom, Canada and China. Gas Cylinders also has a sales and distribution office in both Australia and Italy.
We carry out Graphic Arts manufacturing operations at one plant in the United States and one plant in the United Kingdom.
We have a further plant in the United States which is classified as discontinued operations.
Our manufacturing plants comprise both owned and leased properties. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

Division	Property / Plant	Principal products manufactured	Ownership	Approximate area (square feet)
Elektron
	Manchester, England	Magnesium alloys / zirconium chemicals	Split Lease / Own	520,000
	Tamaqua, PA	Magnesium powders	Own	65,000
	Flemington, NJ	Zirconium chemicals	Own	65,000
	Cincinnati, OH	Magnesium heating pads	Lease	150,000
	Saxonburg, PA	Magnesium powders	Own	70,000
Gas Cylinders
	Nottingham, England	Composite and aluminum cylinders	Lease	145,000
	Calgary, Canada	Composite cylinders	Lease	65,000
	Pomona, CA	Composite cylinders	Lease	175,000
	Riverside, CA	Composite cylinders	Lease / Own	125,000
	Shanghai, China	Composite cylinders	Lease	15,000
Graphic Arts
	Madison, IL	Magnesium Sheet	Lease	805,000
	Manchester, England	Magnesium Sheet	Own*	40,000
Discontinued operations
	Riverside, CA	Aluminum panels	Lease	70,000
*With the separate disclosure of Graphic Arts reporting segment in 2023, a portion of the Manchester site, owned and previously disclosed within Elektron, has been reclassified as Graphic Arts. Graphic Arts lease the site from Luxfer MEL Technologies.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange and is traded under the symbol "LXFR." As of December 31, 2023, the Company had 17 shareholders of record.
Dividends
During the years ended December 31, 2021, and in February 2022, the Company paid quarterly dividends of $0.125 per ordinary share. In the final three quarters of 2022 and throughout 2023, the Company paid quarterly dividends of $0.13 per ordinary share. This equated to $14.0 million paid in 2023, $14.2 million in 2022 and $13.6 million in 2021 respectively. A further dividend of $3.5 million was declared and paid in the first quarter of 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial position, contractual restrictions, restrictions imposed by our indebtedness, any future debt agreements or applicable laws and other factors that our Board of Directors may deem relevant. As with all dividends declared to date, we expect future dividends to be paid out of our earnings.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming an investment of $100 on December 31, 2018, and the reinvestment of all dividends since that date to December 31, 2023. The graph also contains for comparison purposes the Russell 2000 Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization and characteristics, we believe the Russell 2000 Index is an appropriate published industry index for comparison purposes.
Purchase of Equity Securities
As part of a weekly share buyback program, in 2023, the Company purchased 210,000 ordinary shares in open-market transactions for a total cost of $2.7 million. The following table shows this by quarter.

	Total number of shares purchased	Average price paid per share
January 1 - April 2	48,000	$16.15
April 3 - July 2	52,000	15.48
July 3 - October 1	52,000	12.69
October 2 - December 31	58,000	9.47
Total	210,000
In January 2024, the Board of Directors authorized the repurchase of 50,000 of our ordinary shares in the first quarter of 2024.

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
•our ability to execute our strategic review, including our Graphic Arts business, to safeguard margins and reduce costs;
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
Key trends and uncertainties regarding our existing business
Margin pressure resulting from supply chain challenges easing
We have recently experienced supply chain challenges, which resulted in higher cost of certain raw materials. In our supply chain, previously described challenges caused by the disruption in our U.S. domestic magnesium supply continued, and overall competitive cost pressures persisted. These issues have been particularly acute in our Graphic Arts segment, where the ability to pass through higher costs to our customers has proved to be constrained. In recent months however, the purchase price of Magnesium has been falling, which will result in lower input cost in 2024. We have implemented elements of our strategic review in Graphic Arts to reduce costs, including a headcount reduction program. We are also pursuing further actions to improve margins and maintain strong cash flow across the business.

In the majority of cases we are able to pass through inflationary costs to our customers, although we are still constrained by a small number of contracts, particularly in the Gas Cylinders segment, the longest running of which is not subject to renewal until mid-2024. However, our expectation is that the adverse impact of material availability / inflation, energy cost inflation and labor and transport constraints will lessen in 2024 and when costs fall we will look to share cost savings with customers through lower pricing. However the outlook remains highly uncertain with both the size and timing of future cost increases difficult to predict.

Operating objectives and trends
In 2024, we expect the following operating objectives and trends to impact our business:
•Addressing general macro uncertainty and building resilience into the outlook, especially in our General Industrial end-market;
•Execution of actions identified upon completion of the recently-announced expanded and accelerated strategic review, including the divestiture of Graphic Arts;
•Completion of long-term agreement renewals in Gas Cylinders enabling pass through of inflationary costs;
•Ongoing focus on cost control, new product launches and productivity improvements across the business;
•Execution of selected capital investment projects to support our strategy of profitable growth while maintaining our infrastructure;
•Continued emphasis on operating cash generation and maintaining strong working capital performance;
•Further improvements in ESG standing through focus on sustainability and on our values of teamworking and accountability; and
•Focus on recruiting, developing and maintaining talent, including our new leadership development programs, while driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations from continuing operations of Luxfer were as follows:

	Years ended December 31,			% / point change
In millions	2023	2022	2021	2023 v 2022	2022 v 2021
Net sales	$405.0	$423.4	$374.1	(4.3)%	13.2%
Cost of sales	(328.4)	(328.4)	(278.1)	—%	18.1%
Gross profit	76.6	95.0	96.0	(19.4)%	(1.0)%
% of net sales	18.9%	22.4%	25.7%	(3.5)	(3.3)
Selling, general and administrative expenses	(48.7)	(43.1)	(47.3)	13.0%	(8.9)%
% of net sales	12.0%	10.2%	12.6%	1.8	(2.4)
Research and development	(4.6)	(4.9)	(3.9)	(6.1)%	25.6%
% of net sales	1.1%	1.2%	1.0%	(0.1)	0.2
Restructuring charges	(6.4)	(1.9)	(6.2)	236.8%	(69.4)%
% of net sales	1.6%	0.4%	1.7%	1.2	(1.3)
Impairment charges	(12.7)	—	—	n/a	n/a
% of net sales	3.1%	—%	—%	3.1	—
Acquisition and disposals costs	—	(0.3)	(1.5)	(100.0)%	(80.0)%
% of net sales	—%	0.1%	0.4%	(0.1)	(0.3)
Other income	—	—	0.2	n/a	(100.0)%
% of net sales	—%	—%	0.1%	—	(0.1)
Other charges	—	—	(1.1)	n/a	(100.0)%
% of net sales	—%	—%	0.3%	—	(0.3)
Operating income	4.2	44.8	36.2	(90.6)%	23.8%
% of net sales	1.0%	10.6%	9.7%	(9.6)	0.9
Net interest expense	(6.3)	(3.9)	(3.1)	61.5%	25.8%
% of net sales	1.6%	0.9%	0.8%	0.7	0.1
Defined benefit pension (charge) / credit	(7.6)	0.1	2.3	n/a	(95.7)%
% of net sales	(1.9)%	—%	0.6%	(1.9)	(0.6)
(Loss) / income before income taxes	(9.7)	41.0	35.4	n/a	15.8%
% of net sales	(2.4)%	9.7%	9.5%	(12.1)	0.2
Credit / (provision) for income taxes	7.1	(9.0)	(5.4)	n/a	66.7%
Effective tax rate	73.2%	22.0%	15.3%	51.2	6.7
Net (loss) / income from continuing operations	$(2.6)	$32.0	$30.0	n/a	6.7%
% of net sales	(0.6)%	7.6%	8.0%	(8.2)	(0.4)

Net sales
Adjusting for foreign exchange headwinds of $0.3 million, consolidated net sales have decreased by 4.3% in 2023 from 2022. The adverse impact of volume and mix has accounted for a $43.1 million reduction in sales, while the passing through of material cost inflation, where not constrained by contract, has partially offset this decrease by $25.0 million.
While sales in our General Industrial and Transportation end markets have decreased by 23.9% and 10.2% respectively, our sales in our Defense, First Response and Healthcare end market has increased by 23.9%.
Overall sales have been negatively impacted by:
•Decreased demand for photo-engraving plates, particularly outside the North American market due to competitive pressure from increased raw material costs;
•Lower sales of SoluMag® in the Oil and Gas industry;
•Reduction in sales of magnesium powders for commercial use; and
•Lower demand for AF cylinders, coupled with industrial cylinders' sales being weaker in the year.
These decreases were partially offset by:
•Increased sales of our SCBA and medical cylinders;
•Increase in demand for zirconium products, particularly those used in pharmaceutical applications;
•Significant increase in sales of chemical response kits; and
•Strong demand for our new unitized ration product ("UGR-E") in quarter two.

Gross profit
The 3.5 percentage point decrease in gross profit as a percentage of sales in 2023 from 2022 was primarily the result of adverse sales mix and higher materials costs relative to price increases. These issues have been particularly acute in our Graphic Arts Division where the ability to pass through higher costs to our customers has proved to be constrained with the emergence of lower cost competition. However, cost recovery and margin has improved throughout the year in the Gas Cylinders Division as fixed-priced contracts continue to be renegotiated.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales have increased by 1.8 percentage points in 2023 from 2022, largely due to the $5.9 million of legal costs expensed in the Elektron Division. These predominantly relate to the case described in Note 19 and are not expected to recur in 2024.

Research and development costs
Research and development costs as a percentage of sales declined marginally in 2023 when compared to 2022 although overall spend of $4.6 million continues to show our commitment to new product development.

Restructuring charges
The $6.4 million restructuring charges in 2023 includes:
•$3.0 million of asset impairments and $2.3 million asset relocation, restructuring and other costs in relation to the rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base;
•An additional $0.4 million in relation to the closure of Luxfer Gas Cylinders France;
•$0.2 million of further redundancies within our Gas Cylinders division;
•$0.5 million of waste clean up costs and $0.2 million of asset impairments in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations; and
•$0.2 million credit in relation to the closure of our Elektron Division's Canadian facility.

Acquisition and disposals costs
There were no acquisition or disposals costs in 2023.

Impairment charges
The $12.7 million impairment charges incurred in 2023 arose from fully writing down property, plant and equipment and right of use assets from operating leases within our Graphic Arts division as a result of our annual impairment and strategic review.

Net interest expense
Net interest expense of $6.3 million in 2023 increased from $3.9 million in 2022 due to the continued combination of increased interest rates and higher drawings on the revolving credit facility.

Defined benefit pension credit
The defined benefit pension charge of $7.6 million in 2023 was predominantly the result of the sale of the U.S. pension plan liability to an insurer. In the first quarter of 2023, there was a $9.2 million charge in relation to the sale, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a charge of $9.0 million in 2023 in relation to the settlement. An additional $0.3 million interest cost has been recognized in relation to the U.S. plan in the year.
This charge was partially offset by a $1.7 million credit on the U.K. plan as expected return on assets outweighed the interest cost and net actuarial loss.

Provision for income taxes
The 51.2 percentage point increase in the effective tax rate in 2023 from 2022 was primarily due to the impact of increase tax credits in relation to U.K. incentives and the U.K. rate change from 19% to 25%, partially offset by the jurisdictional mix of income.

2022 compared with 2021
For a discussion comparing our consolidated operating results for the year ended December 31, 2022, with the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on March 01, 2023. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2023.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following tables of non-GAAP summary financial data presents a reconciliation of net income from continuing operations and diluted earnings per ordinary share from continuing operations to adjusted net income from continuing operations, adjusted EBITA from continuing operations, adjusted income from continuing operations before income taxes, adjusted EBITDA from continuing operations, adjusted earnings per ordinary share from continuing operations, adjusted provision for income taxes and adjusted effective tax rate from continuing operations, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income, adjusted earnings per share, adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income from continuing operations, adjusted earnings per share from continuing operations, adjusted EBITA from continuing operations and adjusted EBITDA from continuing operations in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability.

	Years ended December 31,
In millions except per share data	2023	2022	2021
Net (loss) / income from continuing operations	(2.6)	32.0	30.0
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.8	0.7	0.9
Acquisitions and disposals cost	—	0.3	1.5
Defined benefit pension credit	7.6	(0.1)	(2.3)
Restructuring charges	6.4	1.9	6.2
Impairment charges	12.7	—	—
Other charges	—	—	1.1
Share-based compensation charges	2.8	2.5	2.8
Tax impact of defined benefit pension settlement	(4.9)	—	—
Other non-recurring tax items	—	—	(1.9)
Income tax on adjusted items	(6.4)	0.1	(2.1)
Adjusted net income from continuing operations	16.4	37.4	36.2

Adjusted earnings per ordinary share from continuing operations
Diluted earnings per ordinary share	(0.10)	1.16	1.07
Impact of adjusted items	0.70	0.20	0.22
Adjusted diluted earnings per ordinary share(1)	0.61	1.36	1.29
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees.

	Years ended December 31,
In millions except per share data	2023	2022	2021
Adjusted net income from continuing operations	16.4	37.4	36.2
Add back:
Tax impact of defined benefit pension settlement	4.9	—	—
Other non-recurring tax items	—	—	1.9
Income tax on adjusted items	6.4	(0.1)	2.1
Income tax expense	(7.1)	9.0	5.4
Net finance costs	6.3	3.9	3.1
Adjusted EBITA from continuing operations	26.9	50.2	48.7
Depreciation	11.9	12.9	14.7
Adjusted EBITDA from continuing operations	38.8	63.1	63.4

	Years ended December 31,
In millions	2023	2022	2021
Adjusted net income from continuing operations	$16.4	$37.4	$36.2
Add back:
Tax impact of defined benefit pension settlement	4.9	—	—
Other non-recurring tax items	—	—	1.9
Income tax on adjusted items	6.4	(0.1)	2.1
Provision for income taxes	(7.1)	9.0	5.4
Adjusted income from continuing operations before income taxes	$20.6	$46.3	$45.6
Adjusted provision for income taxes	4.2	8.9	9.4
Adjusted effective tax rate from continuing operations	20.4%	19.2%	20.6%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Gas Cylinders, Elektron and Graphic Arts). The three segments comprise various product offerings that serve multiple end-markets.
During 2023, the Graphic Arts reporting segment has been disaggregated from the Elektron segment and is being reported separately as the Graphic Arts segment. The Elektron segment's results for 2022 and 2021 have been adjusted to strip out Graphic Arts' results.
Adjusted EBITDA, which is our segment income metric, represents net income from continuing operations adjusted for share-based compensation charges, restructuring charges, impairment charges, other charges, acquisitions and disposals costs, net interest expenses, defined benefits pension credit, provision for taxes and depreciation and amortization.. A reconciliation to net income can be found in ITEM 8, Note 17.

GAS CYLINDERS
The results of operations from the Gas Cylinders segment are for continuing operations only.
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Years ended December 31,			% / point change
In millions	2023	2022	2021	2023 v 2022	2022 v 2021
Net sales	$186.4	$183.7	$178.3	1.5%	3.0%
Adjusted EBITDA	16.7	12.8	22.7	30.5%	(43.6)%
% of net sales	9.0%	7.0%	12.7%	2.0	(5.7)
Net sales
The 1.5% increase in Gas Cylinders sales in 2023 from 2022 was primarily the result of:
•Higher sales of SCBA cylinders;
•Increased volume of our medical cylinders; and
•Price increases throughout the segment as contracts are renegotiated.
These increases have been partially offset by:
•Reduced sales of industrial and AF cylinders.
Net sales in Gas Cylinders continued to be impacted throughout the year by the fixed-price contracts in place across the segment, although we have been able to renegotiate some of our fixed-price contracts to offset inflation.

Adjusted EBITDA
The 2.0 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2023 from 2022 is the result of the renegotiation of fixed price contracts, as price more than offset inflation during the year.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Years ended December 31,			% / point change
In millions	2023	2022	2021	2023 v 2022	2022 v 2021
Net sales	$187.1	$201.0	$155.7	(6.9)%	29.1%
Adjusted EBITDA	26.6	42.5	34.1	(37.4)%	24.6%
% of net sales	14.2%	21.1%	21.9%	(6.9)	(0.8)

Net sales
The 6.9% decrease in Elektron sales in 2023 from 2022 was negatively impacted by adverse volume and mix, while price increase contributed an additional $9.6 million. Primary movements were:
•Lower sales of SoluMag® in the Oil and Gas industry; and
•Reduction in sales of magnesium powders for commercial use.
These decreases were partially offset by increased sales of chemical response kits and flameless ration heaters. There has also been continued increase in demand for zirconium products, particularly those used in pharmaceutical applications, as well as increases in our industrial end-market.

Adjusted EBITDA
The 6.9 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in 2023 from 2022 was primarily the result of adverse product mix across the segment and increased legal fees, coupled with $1.0 million FX headwind. Price increases throughout the year more than offset inflation.

GRAPHIC ARTS
The net sales and adjusted EBITDA for Graphic Arts were as follows:

	Years ended December 31,			% / point change
In millions	2023	2022	2021	2023 v 2022	2022 v 2021
Net sales	$31.5	$38.7	$40.1	(18.6)%	(3.5)%
Adjusted EBITDA	(4.5)	7.8	6.6	n/a	18.2%
% of net sales	(14.3)%	20.2%	16.5%	n/a	3.7

Net sales
The 18.6% decrease in Graphic Arts sales in 2023 from 2022 was a result of decreased demand for photo-engraving plates, particularly outside the North American market as competition has increased as a result of recent inflation, especially the high cost of magnesium.

Adjusted EBITDA
The loss in 2023 for Graphic Arts was a result of lower volumes coupled with the increased cost of magnesium filtering through. High fixed costs and the lowering of pricing to slow sales decline had a negative impact on margins.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility ("RCF") and accompanying ancillary hedging facilities and the Loan Note due 2026. Our principal liquidity needs are:
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
We have been in compliance with the covenants under the Loan Notes and the RCF throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2023.
In January 2023, the Company increased the capacity of its existing RCF to $125.0 million, an increase of $25.0 million. In June 2023, the Company repaid the $25.0 million loan note due in 2023.
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
Cash Flows from Continuing Operations
Operating activities
Cash provided by operating activities was $26.2 million and $15.8 million in 2023 and 2022 respectively, which includes approximately $3.6 million and $10.0 million of cash spent on restructuring activities in those years. Cash was primarily related to the net loss / net income from operating activities, net of the following non-cash items: (i) depreciation and amortization; (ii) share-based compensation charges; (iii) pension adjustments (iv) impairment charges and (v) net changes to assets and liabilities. In 2022, the Company had increased its working capital balances, predominantly as a result of inventory build to try and reduce inflationary price rises, 2023 saw a corresponding reduction in those balances.

Investing activities
Net cash used for investing activities was $9.4 million in 2023, compared to $5.6 million in 2022. The following investing activities impacted our cash flow:
Capital expenditures
Capital expenditures in 2023 was $9.4 million compared to $8.3 million in 2022. We anticipate capital expenditures for 2024 to be between $11 million and $14 million as we increase investment in order to grow the business.
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
Financing activities
In 2023, net cash used for financing activities was $27.5 million, (2022: $2.0 million). We repaid $25.0 million of short term borrowings, partially offset by a $4.3 million increase in our bank overdraft. We made net drawdowns on our borrowing facilities of $10.2 million (2022: net drawdowns of $24.8 million) and dividend payments of $14.0 million (2022: $14.2 million), equating to $0.52 per ordinary share (2022: $0.515 per ordinary share). In 2023, the Company spent $2.7 million repurchasing approximately 200,000 shares, (2022: $11.1 million repurchasing approximately 700,000 shares).
Loan Note 2026
The Note Purchase Agreement contains customary covenants and events of default, in each case with customary and appropriate grace periods and thresholds. In addition, the Note Purchase Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio measures our EBITDA (as defined in the Note Purchase Agreement) to Net Finance Charges (as defined in the Note Purchase Agreement). We are required to maintain an interest coverage ratio of 4.0:1. The leverage ratio measures our Total Net Debt (as defined in the Note Purchase Agreement) to Adjusted Acquisition EBITDA (as defined in the Note Purchase Agreement). We are required to maintain a leverage ratio of no more than 3.0:1. We have been in compliance with the covenants under the Note Purchase Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2023.
The Loan Note due 2026 and the Note Purchase Agreement are governed by the law of the State of New York.
The Loan Note due 2026 is denominated in U.S. dollars, which creates a natural partial offset between the dollar-denominated net assets and earnings of our U.S. operations and the dollar-denominated debt and related interest expense of the notes. We have included the Note Purchase Agreement and a form of the Loan Note due 2026 as exhibits to this Annual Report and refer you to the exhibits for more information on the Note Purchase Agreement and the Loan Note due 2026.
Senior Facilities Agreement
A new Senior Facilities Agreement was signed in October 2021, for more information see ITEM 8 Note 11.
Structure.At December 31, 2023 the Senior Facilities Agreement provided $125 million of committed debt facilities in the form of a multi-currency (GBP sterling, U.S. dollars or euros) RCF and an additional $25 million of uncommitted facilities through an accordion clause. The facilities mature in October 2026. As of December 31, 2023, we had drawn down $43.1 million under the Revolving Credit Facility (December 31, 2022: $31.9 million).

Availability.    The facility is used for loans and overdrafts. Amounts unutilized under the RCF (or, if the case, under the revolving portion of the accordion) are allocated to ancillary facilities available under the Senior Facilities Agreement in connection with overdraft facilities, bilateral loan facilities and letter of credit facilities. As of December 31, 2023, we had drawn down $2.2 million under the ancillary facilities (December 31, 2022: $1.8 million). We may use amounts drawn under the RCF for our general corporate purposes and certain capital expenditures, as well as for the financing of permitted acquisitions and reorganizations. As of December 31, 2023, $81.9 million (net of $43.1 million drawn down) was available under the RCF. The last month in which we may draw funds from the RCF is September 2026.
The Company also had a separate (uncommitted) bonding facility for bank guarantees; denominated in GBP sterling totaling £0.5 million ($0.6 million) and £0.1 million ($0.2 million) was utilized at December 31, 2023.
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
As of December 31, 2023, we had drawn down $43.1 million under the RCF (December 31, 2022: $31.9 million). A commitment fee is levied each quarter against any unutilized element of the RCF, excluding overdraft or ancillary facilities.
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
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2023.
The Senior Facilities Agreement is governed by English law. For more information see ITEM 8, Note 11.

Dividends
We paid dividends in 2023 of $14.0 million (2022: $14.2 million), or $0.52 (2022: $0.515) per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In millions	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual cash obligations
Loan Notes due 2026	25.0	—	25.0	—	—
Revolving Credit Facility	43.1	—	43.1	—	—
Bank overdraft	4.6	4.6	—	—	—
Obligations under operating leases	26.0	5.4	9.2	2.7	8.7
Capital commitments	2.3	2.3	—	—	—
Interest payments	11.1	4.2	6.9	—	—
Total contractual cash obligations	$112.1	$16.5	$84.2	$2.7	$8.7

2022 compared with 2021
For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2022, with the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on March 01, 2023. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2023.
Off-balance sheet measures
At December 31, 2023, we had no off-balance sheet arrangements other than the three bonding facilities as described above.
COMMITMENTS AND CONTINGENCIES
Capital commitments
At December 31, 2023, the Company had capital expenditure commitments of $2.3 million (2022: $1.4 million and 2021: $1.5 million) for the purchase of new plant and equipment.
Committed banking facilities
The Company refinanced in October 2021, see Note 11 for details of the refinance.
At December 31, 2023 the Company had committed banking facilities of $125.0 million with an additional $25.0 million of uncommitted facilities through an accordion provision. Of these committed facilities, $43.1 million was drawn at December 31, 2023. The banking facilities expire in October 2026.
At December 31, 2022, the Company had committed banking facilities of $100.0 million with an additional $50.0 million of uncommitted facilities through an accordion provision. Of the committed facilities, $31.9 million was drawn at December 31, 2022.

Contingencies
In November 2018, an alleged explosion occurred at a third-party waste disposal and treatment site in Grand View, Idaho, reportedly causing property damage, personal injury, and one fatality. The Company had contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Manchester, New Jersey. The Company believes this service company, in turn, contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident – one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. The three lawsuits were administratively consolidated and, to date, two lawsuits remain ongoing. The Company believes that we are not liable for the incident, have asserted such, and, in conjunction with our insurers, continue to fully defend the Company against these lawsuits. Therefore, we do not currently expect any eventual outcome in these matters to have a material impact on the Company's financial position or results of operations.

In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related thereto are covered by insurance. Negotiations as to recovery of historic defense costs are ongoing, and therefore the Company has not recognized any asset with respect to said recovery as of December 31, 2023.

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
Our critical accounting estimates include the following:
Impairment of goodwill and identifiable intangible assets
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable net assets purchased and liabilities assumed.
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Management carried out its qualitative review on the last day of the third quarter in 2023 and 2022. Our qualitative review showed no indicators of impairment in segments carrying goodwill. As a result, the Company concluded its review and was not required to perform a quantitative review.

Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans, although we sold our significant U.S. defined pension plan in 2023. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: (i) discount rates; (ii) inflation rates; (iii) pension increases; and (iv) life expectancy. These assumptions are updated annually and are disclosed in ITEM 8, Note 14 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions can have a material impact on the pension and other post-retirement obligations and future expense.
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
Discount rate
The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. This yield produced a weighted-average discount rate for our U.K. plans of 4.50% in 2023, 4.80% in 2022 and 1.90% in 2021. The discount rate on our U.S. plans was 5.10% in 2022 and 2.70% in 2021. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2024.
To indicate the sensitivity of results to this assumption, a 0.1% per annum increase in the discount rate for our U.K. plans would reduce the value of the liabilities and therefore increase the pension surplus by approximately $2.0 million and increase the projected 2023 income statement credit by approximately $0.2 million.
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
To indicate the sensitivity of results to the CPI assumption, a 0.1% per annum decrease in all CPI-linked assumptions, (including pension increases) for our U.K. plan, would reduce the value of the liabilities and therefore increase the pension surplus at December 31, 2022 by approximately $1.0 million and increase the projected 2024 income statement credit by approximately $0.1 million.
Pension increases
The pension increase assumptions have been set with reference to the corresponding CPI inflation assumption and take account of the caps and floors applicable to the various components of pension indexation.
Life expectancy
The life expectancies of male and female members aged 65 on 31 December 2023 are assumed to be 21.2 and 23.1 years, respectively, with the life expectancies of male and female members aged 65 on 31 December 2043 assumed to be 22.5 and 24.6 years, respectively.
To indicate the sensitivity of results to the life expectancy assumption, a one year increase in assumed life expectancy on the U.K. plan could increase the value of the liabilities and therefore decrease the pension surplus at December 31, 2023 by approximately $8.0 million.

Expected rate of return
Our expected rate of return on plan assets for our U.K. plans was 4.80% in 2023, 5.60% in 2022 and 3.30% in 2021. The expected rate of return on our U.S. plans was 4.70% in 2022 and 2.50% in 2021. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecast economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
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
Our critical judgment revolves around the recognition of litigation and environmental liabilities in relation to the closure of our French site. We have recognized a loss contingency of $3.0 million, for which we have engaged with external experts to assist with the valuation of these liabilities.

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
To hedge foreign currency risks, we enter into short duration currency contracts. The below table details the foreign currency contracts which we have in place over sales and purchases. Changes in the fair value of all derivatives are recognized immediately in the income statement unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income ("AOCI") and are subsequently recognized in the Consolidated Statements of Income and Comprehensive Statements of Income when the hedged item affects earnings.

	December 31, 2023
Sales hedges	U.S. dollars	Euros	Canadian Dollars	Japanese Yen
Contract totals/£m	23.5	3.4	0.3	0.2
Maturity dates	01/24 to 02/24	01/24 to 03/24	01/24 to 02/24	01/24 to 02/24
Exchange rates	$1.2159 to $1.2760	€1.1432 to €1.1494	$1.6843	¥179.3673 to ¥185.6455

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars	Chinese yuan
Contract totals/£m	0.4	0.8	11.0	0.9	1.4
Maturity dates	02/24 to 03/24	01/24	01/24 to 02/24	01/24	01/24
Exchange rates	$1.2155 to $1.2614	€1.1577 to €1.1535	$1.7199 to $1.6840	$1.8719	¥9.0433 to ¥9.0440

	December 31, 2022
Sales hedges	U.S. dollars	Euros	Canadian Dollars
Contract totals/£m	13.4	12.8	0.1
Maturity dates	01/23 to 03/23	01/23 to 03/23	01/24
Exchange rates	$1.1207 to $1.2083	€1.1234 to €1.1468	$1.632

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars	Chinese yuan
Contract totals/£m	9.2	2.6	9.5	1.0	1.6
Maturity dates	01/23 to 04/23	01/23 to 04/23	01/23	01/23	01/23 to 03/23
Exchange rates	$1.1040 to $1.2084	€1.1437 to €1.2240	$1.6796 to $1.6239	$1.7787	¥8.3906 to ¥8.4126

Commodity price risk
We are exposed to commodity price risks in relation to the purchases of our raw materials.
There is no financial market to hedge magnesium, zirconium raw materials or carbon fiber, and prices for these raw materials have been volatile in recent years, with substantial increases in the second half of 2021 and throughout 2022, with price fluctuations throughout 2023. To help mitigate these risks, we have a number of fixed-price supply contracts for a portion of these raw materials, which limits our exposure to price volatility over a calendar year. However, we remain exposed over time to rising prices in these markets, and therefore rely on the ability to pass on any major price increases to our customers in order to maintain our levels of profitability especially for carbon fiber wrapped composite cylinders, zirconium, and magnesium-based products. We have also in the last few years, when we felt it was appropriate, made additional physical purchases of magnesium and some rare earth chemicals to delay the impact of higher prices, but this has had a cash flow impact on occasion, thereby leading to greater utilization of our revolving credit bank facilities.
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
Interest rate risk
As of December 31, 2023, we had both fixed rate and variable rate debt outstanding on our consolidated balance sheet. As a result of this exposure, we have in the past hedged interest payable under our floating rate indebtedness based on a combination of forward rate agreements, interest rate caps and swaps. There were no fixed or variable rate interest hedge agreements in place as of December 31, 2023, and December 31, 2022.
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

/Item 8.        Financial Statements and Supplementary Data

Luxfer Holdings PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Luxfer Holdings PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Luxfer Holdings PLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date, as the Company’s management did not properly design or maintain effective risk assessment control activities to allow for timely reassessment of the material risks of misstatement in financial reporting due to a lack of controls related to the accounting for inventory in-transit.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Pension Benefit Obligations

As described in Notes 1 and 14 to the consolidated financial statements, the Company had pension benefit obligations of $234.0 million as of December 31, 2023. As disclosed by management, the amounts in the consolidated financial statements related to the pension benefit obligations are determined from actuarial valuations. The valuation of the pension benefit obligations requires estimation in determining appropriate assumptions including: (i) discount rates; (ii) inflation rates; (iii) pension increases; and (iv) life expectancy. Differences in actual experience or changes in these assumptions can have a material impact on the determination of the liabilities in the Company’s pension schemes.

The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligations is a critical audit matter are (i) the significant judgment and assumptions made by management, including the use of management’s specialists, when determining the pension benefit obligations; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to discount rates, inflation rates, pension increases, and life expectancy; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the pension benefit obligations. These procedures also included, among others, testing the completeness, accuracy and relevance of the underlying data used in the valuation of the pension benefit obligations. Professionals with specialized skill and knowledge were used to assist in (i) testing management’s process for estimating the pension benefit obligations, (ii) evaluating the reasonableness of the assumptions used in calculating the pension benefit obligations, including the discount rates, inflation rates, pension increases, and life expectancy assumptions; and (iii) assessing the appropriateness of management’s methodology in line with the requirements of ASC 715 Compensation — Retirement Benefits.

/s/ PricewaterhouseCoopers LLP
Manchester, United Kingdom
February 27, 2024

We have served as the Company’s auditor since 2015.

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
In millions, except share and per-share data	2023	2022	2021
Net sales	$405.0	$423.4	$374.1
Cost of sales	(328.4)	(328.4)	(278.1)
Gross profit	76.6	95.0	96.0
Selling, general and administrative expenses	(48.7)	(43.1)	(47.3)
Research and development	(4.6)	(4.9)	(3.9)
Restructuring charges	(6.4)	(1.9)	(6.2)
Impairment charges	(12.7)	—	—
Acquisitions and disposals costs	—	(0.3)	(1.5)
Other income	—	—	0.2
Other charges	—	—	(1.1)
Operating income	4.2	44.8	36.2
Net interest expense	(6.3)	(3.9)	(3.1)
Defined benefit pension (charge) / credit	(7.6)	0.1	2.3
(Loss) / income before income taxes	(9.7)	41.0	35.4
Credit / (provision) for income taxes	7.1	(9.0)	(5.4)
Net (loss) / income from continuing operations	(2.6)	32.0	30.0
Net gain on disposition of discontinued operations	—	—	6.6
Income / (loss) from discontinued operations, net of tax	0.7	(5.1)	(6.7)
Net (loss) / income	$(1.9)	$26.9	$29.9

(Loss) / earnings per share(1)
Basic from continuing operations	(0.10)	1.17	1.08
Basic from discontinued operations	0.03	(0.19)	—
Basic	$(0.07)	$0.99	$1.08
Diluted from continuing operations	(0.10)	1.16	1.07
Diluted from discontinued operations	0.03	(0.19)	—
Diluted	$(0.07)	$0.98	$1.07

Weighted average ordinary shares outstanding
Basic	26,897,556	27,304,847	27,698,691
Diluted	27,020,959	27,541,202	28,032,506
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular year may not equal the earnings-per-share amount in total.

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In millions	2023	2022	2021
Net (loss) / income	$(1.9)	$26.9	$29.9

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	7.3	(13.2)	(0.8)
Pension and post-retirement gains, net of $7.5, $3.1 and $10.6 of tax, respectively	14.2	8.8	31.6
Other comprehensive income / (loss) net of tax	21.5	(4.4)	30.8

Total comprehensive income	$19.6	$22.5	$60.7

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per-share data	2023	2022
Current assets
Cash and cash equivalents	$2.3	$12.6
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $0.7 and $0.4, respectively	59.9	67.8
Inventories	95.9	111.1
Current assets held-for-sale	8.9	9.3
Other current assets	1.5	—
Total current assets	168.8	201.1
Non-current assets
Property, plant and equipment, net	63.8	77.7
Right-of-use assets from operating leases	15.4	19.8
Goodwill	67.5	65.6
Intangibles, net	12.0	12.5
Deferred tax assets	3.9	3.0
Pensions and other retirement benefits	40.3	27.0
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$372.1	$407.1
Current liabilities
Current maturities of long-term debt and short-term borrowings	$4.6	$25.0
Accounts payable	26.5	37.8
Accrued liabilities	20.9	29.4
Taxes on income	—	1.8
Current liabilities held-for-sale	3.9	5.0
Other current liabilities	8.9	11.2
Total current liabilities	64.8	110.2
Non-current liabilities
Long-term debt	67.6	56.2
Pensions and other retirement benefits	0.1	4.5
Deferred tax liabilities	10.2	9.9
Other non-current liabilities	16.8	19.0
Total liabilities	$159.5	$199.8
Commitments and contingencies (Note 19)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2023 and 2022; issued and outstanding 28,944,000 shares for 2023 and 2022	$26.5	$26.5
Additional paid-in capital	223.5	221.4
Treasury shares	(22.9)	(20.4)
Company shares held by ESOP	(0.9)	(1.0)
Retained earnings	104.3	120.2
Accumulated other comprehensive loss	(117.9)	(139.4)
Total shareholders' equity	$212.6	$207.3
Total liabilities and shareholders' equity	$372.1	$407.1

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In millions	2023	2022	2021
Operating activities
Net (loss) / income	$(1.9)	$26.9	$29.9
Net (income) / loss from discontinued operations	(0.7)	5.1	0.1
Net (loss) / income from continuing operations	(2.6)	32.0	30.0
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation	11.9	12.9	14.7
Amortization of purchased intangible assets	0.8	0.7	0.9
Amortization of debt issuance costs	0.4	0.5	0.5
Share-based compensation charge	2.8	2.5	2.8
Deferred income taxes	(0.6)	8.7	(1.6)
Loss on disposal of business	—	1.0	—
Asset impairment charges and non-cash restructuring charges	15.9	—	—
Defined benefit pension expense / (credit)	7.9	0.1	(1.9)
Defined benefit pension contributions	(2.3)	(0.4)	(18.2)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	16.6	(27.2)	(9.8)
Inventories	16.6	(25.0)	(15.3)
Current assets held-for-sale	1.0	(3.3)	(2.9)
Other current assets	(1.5)	—	1.3
Accounts payable	(19.0)	21.3	11.4
Accrued liabilities	(9.2)	2.4	7.5
Current liabilities held-for-sale	0.5	0.9	(1.8)
Other current liabilities	(4.3)	(8.8)	8.4
Other non-current assets and liabilities	(8.7)	(2.5)	—
Net cash provided by operating activities - continuing	26.2	15.8	26.0
Net cash provided by operating activities - discontinued	0.1	0.1	0.1
Net cash provided by operating activities	26.3	15.9	26.1
Investing activities
Capital expenditures	(9.4)	(8.3)	(9.1)
Proceeds from sale of property, plant and equipment	—	3.7	—
Proceeds from sale of businesses	—	—	23.4
Settlements from sale of businesses	—	(1.0)	—
Acquisitions, net of cash acquired	—	—	(19.3)
Net cash used for investing activities - continuing	(9.4)	(5.6)	(5.0)
Net cash used for investing activities - discontinued	(0.1)	(0.1)	(0.1)
Net cash used for investing activities	(9.5)	(5.7)	(5.1)
Financing activities
Repayment of loan notes	(25.0)	—	—
Drawdown of bank overdraft	4.6	—	—
Net drawdown of of long-term borrowings	10.2	24.8	6.4
Debt issuance costs	(0.2)	—	(1.0)
Dividends paid	(14.0)	(14.2)	(13.6)
Share-based compensation cash paid	(0.4)	(1.4)	(1.5)
Repurchase of deferred shares	—	(0.1)	—
Repurchase of ordinary shares	(2.7)	(11.1)	(6.4)
Net cash used for financing activities	(27.5)	(2.0)	(16.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.7)	—
Net (decrease) / increase	(10.3)	6.5	4.9
Cash, cash equivalents and restricted cash; beginning of year	12.9	6.4	1.5
Cash, cash equivalents and restricted cash; end of year	$2.6	$12.9	$6.4

Supplemental cash flow information:
Interest payments	$6.1	$4.0	$3.2
Income tax payments	3.3	0.6	5.3
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Company shares held by ESOP Number	Company shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
At January 1, 2021	$26.6	$149.9	$70.6	(0.4)	$(4.0)	(1.0)	$(1.4)	$91.2	$(165.8)	$167.1
Net income for the year	—	—	—	—	—	—	—	29.9	—	29.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	30.8	30.8
Dividends declared and paid	—	—	—	—	—	—	—	(13.6)	—	(13.6)
Share-based compensation	—	—	2.8	—	—	—	—	—	—	2.8
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.1)	—	0.1	—		—	—	—
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(1.8)	—	—	0.2	0.3	—	—	(1.5)
Repurchase of ordinary shares	—	—	—	(0.3)	(6.4)	—	—	—	—	(6.4)
Cancellation of ordinary shares	(0.1)	—	(0.6)	0.1	0.7	—	—	—	—	—
At December 31, 2021	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income for the year	—	—	—	—	—	—	—	26.9	—	26.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4.4)	(4.4)
Dividends declared and paid	—	—	—	—	—	—	—	(14.2)	—	(14.2)
Share-based compensation	—	—	2.5	—	—	—	—	—	—	2.5
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.7)	—	0.3	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(1.1)	—	—	0.1	0.1	—	—	(1.0)
Repurchase of ordinary shares	—	—	—	(0.7)	(11.1)	—	—	—	—	(11.1)
Cancellation of ordinary shares	—	(149.9)	149.8	—	—	—	—	—	—	(0.1)
At December 31, 2022	$26.5	$—	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net loss for the year	—	—	—	—	—	—	—	(1.9)	—	(1.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	21.5	21.5
Dividends declared and paid	—	—	—	—	—	—	—	(14.0)	—	(14.0)
Share-based compensation charges	—	—	2.8	—	—	—	—	—	—	2.8
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(0.4)	—	—	0.1	0.1	—	—	(0.3)
Repurchase of ordinary shares	—	—	—	(0.2)	(2.7)	—	—	—	—	(2.7)
At December 31, 2023	$26.5	$—	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
Business description
Luxfer Holdings PLC is a global industrial company innovating niche applications in materials engineering. Luxfer focuses on value creation by using its broad array of technical know-how and proprietary technologies to help create a safe, clean and energy-efficient world. Luxfer's high-performance materials, components and high-pressure gas containment devices are used in defense, first response and healthcare, transportation and general industrial applications. It comprises three reportable segments being Gas Cylinders, Elektron and Graphic Arts.
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are presented in U.S. dollars ("USD"). The books of the Company's non-U.S. entities are converted to USD at each reporting period date in accordance with the accounting policy below. The functional currency of the holding company, Luxfer Holdings PLC, is USD and that of its U.K. subsidiaries is GBP, being the most appropriate currency for those particular operations.
Discontinued operations
Certain amounts relating to our discontinued businesses are recorded within assets or liabilities held-for-sale on the consolidated balance sheets and within net income / loss from discontinued operations on the consolidated statements of income.
Fiscal year
Our fiscal year ends on December 31.
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and in the reported amounts of revenues and expenses during the reporting period. Significant estimates include our assessment of property, plant and equipment, right of use asset valuations and impairment, goodwill for impairment, loss contingencies, estimated realizable value on excess and obsolete inventory, assets acquired and liabilities assumed in acquisitions, estimated selling proceeds from assets held for sale, contingent liabilities, income taxes and pension benefits. Actual results could differ from our estimates.

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
Goodwill is tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment by performing a qualitative evaluation which could then lead to a quantitative assessment. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and only perform a quantitative impairment test.
On the last day of the third quarter in 2023, management carried out the qualitative review on all reporting units with a goodwill balance. No indicators of impairment were identified in these reporting units, therefore the Company concluded its review at this point and was not required to perform a quantitative review.
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

1.    Summary of Significant Accounting Policies (continued)
Property, plant and equipment, net
Property, plant and equipment are stated at cost less accumulated depreciation and any impairment in value. Depreciation is calculated on a straight-line basis over the estimated useful life of the particular asset. The depreciation expense during 2023, 2022 and 2021 was $11.9 million, $12.9 million and $14.7 million, respectively. The estimated useful lives are summarized as follows:

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
During the Company's recently commenced strategic review, in December 2023, the Company determined that the Graphic Arts business no longer aligns with the overall Luxfer strategy and have initiated a process to divest the Graphic Arts business in 2024. As a result of such decision and its impact on the Company's hold period, a $12.7 million impairment charge has been recognized in 2023, disclosed as impairment charges in the consolidated statement of income, relating to right of use assets,$1.6 million and property, plant and equipment, $11.1 million, in our Graphic Arts segment.
There was also $3.2 million of asset impairments recognized within restructuring charges predominantly relating to rationalization of our North American Gas Cylinders businesses.
Within discontinued operations in 2022, there was a $2.6 million impairment charge relating to the right of use asset previously held as a sublet to Neos International Limited, the right of use asset being building leases retained on sale of Superform U.K.
Also within discontinued operations in 2021, there was a $1.5 million impairment charge relating to plant and equipment held in our Superform U.S. business, reflecting updated expectations of fair market value.

1.    Summary of Significant Accounting Policies (continued)
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
Restricted cash is recognized separately in the Consolidated Balance Sheets. Restricted cash balances were $0.3 million at December 31, 2023, and $0.3 million at December 31, 2022. The amounts held in escrow were held in relation to a payment received for a historic doubtful debt in our Elektron division and workers' compensation insurance.
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
During 2023, the average USD/GBP sterling exchange rate was £0.8032 compared to the 2022 average of £0.8108. This change resulted in a positive impact of $2.8 million on revenue and $0.7 million on operating income. Based on the 2023 level of revenue and income, a weakening in GBP sterling leading to a £0.05 increase in the USD/GBP sterling exchange rate would result in a decrease of $7.9 million in revenue and a decrease of $0.7 million in operating net income.
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

1.    Summary of Significant Accounting Policies (continued)
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

1.    Summary of Significant Accounting Policies (continued)
New accounting standards
There were no new accounting standards issued which neither had a significant impact nor required adoption in the fiscal year ended December 31, 2023.
Accounting standards which have been early adopted
None
Accounting standards issued but not yet effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures regarding significant expenses. We plan to adopt the standard retrospectively beginning with our annual reporting for the year ending December 31, 2024 and interim reporting beginning January 1, 2025. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires new and enhanced disclosures primarily related to income taxes paid and the effective tax rate reconciliation. We will adopt the standard beginning with our annual reporting for the year ending December 31, 2025. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

2.    Revenue

Disaggregated revenue from continuing operations for the fiscal years ended December 31, 2023, 2022, and 2021, are included below and in Note 17, Segment Information.

	Years ended December 31,
	2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$32.0	$54.9	$31.5	$118.4
Transportation	70.6	48.7	—	119.3
Defense, First Response & Healthcare	83.8	83.5	—	167.3
Total	$186.4	$187.1	$31.5	$405.0

	2022
	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$34.0	$82.8	$38.7	$155.5
Transportation	77.8	55.1	—	132.9
Defense, First Response & Healthcare	71.9	63.1	—	135.0
Total	$183.7	$201.0	$38.7	$423.4

	2021
	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$33.4	$55.7	$40.1	$129.2
Transportation	71.2	45.8	—	117.0
Defense, First Response & Healthcare	73.7	54.2	—	127.9
Total	$178.3	$155.7	$40.1	$374.1
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities at December 31, 2023, 2022 and 2021 are included within current assets and liabilities held-for-sale.

3.     Acquisitions and disposals
In March 2021, the Company completed the acquisition of the Structural Composites Industries LLC ("SCI") business of Worthington Industries, Inc., based in Pomona, California, for $19.3 million cash consideration. The fair value of assets and liabilities acquired were equal to the cash consideration paid.
There were acquisition-related costs of $0.3 million and $1.5 million in 2022 and 2021 respectively. These represented transitional costs and professional fees incurred in relation to the above SCI acquisition.
In 2021, the Company recognized a net gain on disposition of $6.6 million, consisting of a $7.1 million gain on our U.S. aluminum business, sold in March 2021, partially offset by a $0.5 million loss on our Superform U.K. business sold in September 2021.

4.    Restructuring charges
During 2023, 2022 and 2021, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
All restructuring charges in the consolidated statements of income are in relation to severance and related costs for 2023, 2022 and 2021.
Restructuring costs by reportable segment were as follows:

	Years ended December 31,
In millions	2023	2022	2021
Severance and other costs
Gas Cylinders Segment	$(2.9)	$(1.7)	$(5.3)
Elektron Segment	(0.3)	(0.2)	(0.9)
	$(3.2)	$(1.9)	$(6.2)
Asset impairments
Gas Cylinders Segment	$(3.0)	$—	$—
Elektron Segment	(0.2)	—	—
	$(3.2)	$—	$—

Total restructuring charges	(6.4)	(1.9)	(6.2)
Activity related to restructuring, recorded in other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2023	2022
Balance at January 1,	$3.7	$11.7
Costs incurred	3.2	1.9
Cash payments and other	(3.6)	(9.9)
Balance at December 31,	$3.3	$3.7

5.    Other charges
There were other charges of $1.1 million in 2021 which related to the settlement of a class action lawsuit in the Gas Cylinders segment as a result of an alleged historic violation of the California Labor Code, concerning a Human Resources administration matter.

6.    Earnings per share

Basic loss / earnings per share are computed by dividing net loss / income for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted loss / earnings per share are computed by dividing net loss / income for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary share equivalents.
Basic and diluted loss / earnings per share were calculated as follows:

	Years ended December 31,
In millions except share and per-share data	2023	2022	2021
Basic (loss) / earnings:
Net (loss) / income from continuing operations	$(2.6)	$32.0	$30.0
Net income / (loss) from discontinued operations (including net gain on disposition of $6.6m in 2021)	0.7	(5.1)	(0.1)
Net (loss) / income	$(1.9)	$26.9	$29.9

Weighted average number of £0.50 ordinary shares:
For basic loss / earnings per share	26,897,556	27,304,847	27,698,691
Dilutive effect of potential common stock	123,403	236,355	333,815
For diluted loss / earnings per share	27,020,959	27,541,202	28,032,506

(Loss) / earnings per share using weighted average number of ordinary shares outstanding:(1)(2)
Basic from continuing operations	$(0.10)	$1.17	$1.08
Basic from discontinued operations	$0.03	$(0.19)	$—
Basic (loss) / earnings per ordinary share	$(0.07)	$0.99	$1.08

Diluted from continuing operations	$(0.10)	$1.16	$1.07
Diluted from discontinued operations	$0.03	$(0.19)	$—
Diluted (loss) / earnings per ordinary share	$(0.07)	$0.98	$1.07
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular year may not equal the earnings-per-share amount in total.
(2) The loss per share for continuing operations in 2023 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

7.     Discontinued operations
Our Superform aluminum superplastic forming business, which operated from sites in the U.S. and the U.K., and our U.S. aluminum gas cylinder business were historically included in the Gas Cylinders Segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Income for all periods presented. We expect our Superform U.S. business to be sold within the next twelve months.
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
In 2023, the Company recognized a disposal-related credit of $0.2 million, in relation to a previously impaired asset from the previous dispositions which occurred in 2021.
The assets and liabilities of the above businesses have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at December 31, 2023, and December 31, 2022. In 2021, Company recognized a $1.5 million impairment charge relating to plant and equipment held in our Superform U.S. business reflecting updated expectations of fair market value.

7.     Discontinued operations (continued)
Results of discontinued operations were as follows:

In millions	2023	2022	2021
Net sales	$8.2	$7.7	$20.9
Cost of goods sold	(6.4)	(6.9)	(21.8)
Gross profit / (loss)	1.8	0.8	(0.9)
Selling, general and administrative expenses	(1.7)	(0.9)	(2.9)
Restructuring charges	(0.2)	(0.3)	(1.0)
Acquisition and disposal credit / (costs)	0.2	(2.0)	—
Impairment charges	—	(2.6)	(1.5)
Income / (loss) before income taxes	0.1	(5.0)	(6.3)
Provision for income taxes	0.6	(0.1)	(0.4)
Income / (loss) after income taxes	0.7	(5.1)	(6.7)
Net gain on disposition of discontinued operations	—	—	6.6
Net income / (loss)	$0.7	$(5.1)	$(0.1)
The assets and liabilities classified as held-for-sale were as follows:

In millions	December 31, 2023	December 31, 2022
Accounts and other receivables	$2.3	$2.7
Inventories	3.3	2.7
Current assets	5.6	5.4

Right-of-use assets	2.1	2.7
Total assets	$7.7	$8.1

Accounts payable	0.9	0.8
Accrued liabilities	0.4	0.2
Other current liabilities	2.6	4.0
Current liabilities	3.9	5.0

Total liabilities	$3.9	$5.0
Also included within assets held-for-sale in 2023 and 2022 are land and buildings valued at $1.2 million, within our Elektron Segment.
The depreciation and amortization, capital expenditures and significant operating non-cash items were as follows:

In millions	2023	2022	2021
Non-cash add-backs to cash flows from discontinued operating activities:
Depreciation	$0.1	$0.1	$0.5
Impairment charges	—	—	1.5
Settlements from sale of businesses	—	1.0	—

Cash flows from discontinued investing activities:
Capital expenditures	$0.1	$0.1	$0.1

8.     Goodwill and other identifiable intangible assets
Changes in goodwill during the years ended December 31, 2023 and 2022 were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2022	$27.6	$42.1	$69.7
Exchange difference	(2.6)	(1.5)	(4.1)
At December 31, 2022	25.0	40.6	65.6
Exchange difference	1.2	0.7	1.9
Net balance at December 31, 2023	$26.2	$41.3	$67.5
Accumulated goodwill impairment losses in relation to continuing operations were $8.0 million as of December 31, 2023 and 2022.
Changes in the gross value of identifiable intangible assets during the year ended December 31, 2023, were as follows:

In millions	Customer relationships	Technology and trading related	Total
At January 1, 2022	$15.2	$8.2	$23.4
Exchange movements	—	(0.8)	(0.8)
At December 31, 2022	$15.2	$7.4	$22.6
Exchange movements	—	0.4	0.4
At December 31, 2023	$15.2	$7.8	$23.0
Identifiable intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$15.2	$(6.6)	$8.6	$15.2	$(6.1)	$9.1
Technology and trading related	7.8	(4.4)	3.4	7.4	(4.0)	3.4
Total identifiable intangibles	$23.0	$(11.0)	$12.0	$22.6	$(10.1)	$12.5

Identifiable intangible asset amortization expense in 2023, 2022 and 2021 was $0.8 million, $0.7 million and $0.9 million, respectively.
Intangible asset amortization expense over the next five years is expected to be approximately $0.8 million per year.
The weighted-average amortization period for the customer relationships is 15 years and for the technology and trading related assets is 13 years.

9.    Supplementary balance sheet information

In millions	2023	2022
Accounts and other receivables
Trade receivables, net	$52.3	$56.4
Related parties	0.1	0.1
Prepayments and accrued income	5.7	6.6
Derivative financial instruments	0.4	0.7
Other receivables	1.4	4.0
Total accounts and other receivables	$59.9	$67.8

Inventories
Raw materials and supplies	$34.7	$42.7
Work-in-process	34.8	44.0
Finished goods	26.4	24.4
Total inventories	$95.9	$111.1

Other current assets
Income tax receivable	1.5	—
Total other current assets	$1.5	$—

Property, plant and equipment, net
Land, buildings and leasehold improvements	$51.0	$58.9
Machinery and equipment	234.9	254.9
Construction in progress	13.6	9.8
Total property plant and equipment	299.5	323.6
Accumulated depreciation and impairment	(235.7)	(245.9)
Total property, plant and equipment, net	$63.8	$77.7

Current maturities of long-term debt and short-term borrowings
Bank and other loans	$—	$25.0
Bank overdraft	4.6	—
Total current maturities of long-term debt and short-term borrowings	$4.6	$25.0

Other current liabilities
Short term provision	$0.1	$0.1
Restructuring provision	3.3	3.7
Derivative financial instruments	—	0.4
Operating lease liability	4.7	4.7
Advance payments	0.8	2.3
Total other current liabilities	$8.9	$11.2

Other non-current liabilities
Contingent liabilities	$1.6	$0.7
Operating lease liability	15.0	18.2
Other non-current liabilities	0.2	0.1
Total other non-current liabilities	$16.8	$19.0
Impairment of property, plant and equipment
In 2023, $11.1 million and $1.6 million of property, plant and equipment, and right-of-use asset impairments respectively, were recognized in continuing operations relating to our Graphic Arts segment. There were no property, plant and equipment, or right-of-use asset impairments recognized in 2022 or 2021.

10.    Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss consist of the following:

In millions	December 31, 2023	December 31, 2022
Cumulative translation adjustments	$(58.4)	$(65.7)
Pension plans actuarial loss, net of tax	(59.5)	(73.7)
Accumulated other comprehensive loss	$(117.9)	$(139.4)

11.    Debt

Debt outstanding was as follows:

In millions	December 31, 2023	December 31, 2022
4.88% Loan Notes due June 2023	—	25.0
4.94% Loan Notes due June 2026	25.0	25.0
Revolving credit facility	43.1	31.9
Bank overdraft	4.6	—
Unamortized debt issuance costs	(0.5)	(0.7)
Total debt	$72.2	$81.2
Less current portion	(4.6)	(25.0)
Non-current debt	$67.6	$56.2
In October 2021, the Company completed a refinancing of its existing Revolving Credit Facility, ("RCF"), extending its tenure to October 2026, while providing increased flexibility to incur additional indebtedness outside of this agreement if required and reducing the covenant burden.
At December 31, 2023, $125 million (December 31, 2022, $100 million) of committed debt facilities in the form of a multi-currency (GBP sterling, U.S. dollars or euros) RCF was available to the Company. In 2023, the Company increased the capacity from $100 million to $125 million and the RCF was used to fund the $25 million Loan Notes repayment in June 2023. In addition, $25 million of uncommitted facility capacity remains available through an accordion increase clause.
The RCF bears interest equal to an applicable margin, based upon the Company's leverage, plus either EURIBOR, in the case of amounts drawn in euros, SONIA (Sterling Overnight Index Average), in the case of amounts drawn in GBP sterling, or SOFR (Secured Overnight Financing Rate) in the case of amounts drawn in U.S. dollars. The weighted-average interest rate on the RCF was 7.70% and 3.80% in 2023 and 2022, respectively.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts is, as follows:

In millions	2024	2025	2026	Total
Loan Notes due June 2026	—	—	25.0	25.0
Revolving credit facility due October 2026	—	—	43.1	43.1
Other - Bank overdraft	4.6	—	—	4.6
Total debt	$4.6	$—	$68.1	$72.7
The bank overdraft is an uncommitted facility with no expiration date, this is reviewed annually and can be cancelled by either the bank or the Company on demand.

11.    Debt (continued)
Facilities
We have been in compliance with the covenants under the Note Purchase, Private Shelf Agreement and Senior Facilities Agreement throughout all of the quarterly measurement dates in 2023.
The agreements contain a number of additional undertakings and covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries' ability to:
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
The agreements requires us to maintain compliance with an interest coverage ratio and a leverage ratio. The interest coverage ratio measures our EBITDA (as defined in the agreements) to Net Finance Charges (as defined in the agreements). We are required to maintain a minimum interest coverage ratio of 4.0:1. The leverage ratio measures our Total Net Debt (as defined in the agreements) to the Relevant Period Adjusted Acquisition EBITDA (as defined in the agreements). We are required to maintain a leverage ratio of no more than 3.0:1.
Any breach of a covenant could result in a default under the agreements, in which case lenders could elect to declare all borrowed amounts immediately due and payable if the default is not remedied or waived within any applicable grace periods. Additionally, our subsidiaries' ability to make investments, incur liens and make certain restricted payments is also controlled by limits within the agreements.

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
Derivative financial instruments                                        We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices, such as magnesium and aluminum prices. We manage interest rate exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments, such as foreign currency forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. In 2023, the Company had $0.4 million (2022: $0.7 million) derivative financial instruments recorded within accounts and other receivables. The value of derivative financial instruments recorded in other current liabilities in 2023 was $nil (2022: $0.4 million).
Forward foreign currency exchange contracts
The Company incurs currency transaction risk whenever one of the Company's operating subsidiaries enters into either a purchase or sales transaction in a currency other than its functional currency. Currency transaction risk is reduced by matching sales and expenses in the same currency. The Company's U.S. operations have little currency exposure as most purchases, costs and sales are conducted in U.S. dollars. The Company's U.K. operations are exposed to exchange transaction risks, mainly because these operations sell goods priced in U.S. dollars and purchase raw materials priced in U.S. dollars.
At December 31, 2023 and 2022, the Company held various forward foreign currency exchange contracts in respect of forward sales for U.S. dollars, euros, Canadian dollars and Japanese yen for the receipt of GBP sterling. The Company also held forward foreign currency exchange contracts in respect of forward purchases for U.S. dollars, euros, Canadian dollars, Australian dollars and Chinese yuan by the sale of GBP sterling. The contract totals in GBP sterling, range of maturity dates and range of exchange rates are disclosed overleaf, with the value denominated in GBP sterling, given that it is the currency the all of the contracts are held in.

12.    Derivatives and Financial Instruments (continued)

	December 31, 2023
Sales hedges	U.S. dollars	Euros	Canadian Dollars	Japanese Yen
Contract totals/£m	23.5	3.4	0.3	0.2
Maturity dates	01/24 to 02/24	01/24 to 03/24	01/24 to 02/24	01/24 to 02/24
Exchange rates	$1.2159 to $1.2760	€1.1432 to €1.1494	$1.6843	¥179.3673 to ¥185.6455

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars	Chinese yuan
Contract totals/£m	0.4	0.8	11.0	0.9	1.4
Maturity dates	02/24 to 03/24	01/24	01/24 to 02/24	01/24	01/24
Exchange rates	$1.2155 to $1.2614	€1.1577 to €1.1535	$1.7199 to $1.6840	1.8719	¥9.0433 to ¥9.0440

	December 31, 2022
Sales hedges	U.S. dollars	Euros	Canadian Dollars
Contract totals/£m	13.4	12.8	0.1
Maturity dates	01/23 to 03/23	01/23 to 03/23	01/24
Exchange rates	$1.1207 to $1.2083	€1.1234 to €1.1468	$1.6320

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars	Chinese yuan
Contract totals/£m	9.2	2.6	9.5	1.0	1.6
Maturity dates	01/23 to 04/23	01/23 to 04/23	01/23	01/23	01/23 to 03/23
Exchange rates	$1.1040 to $1.2084	€1.1437 to €1.2240	$1.6796 to $1.6239	$1.7787	¥8.3906 to ¥8.4126

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
Bank loans
At December 31, 2023, bank and other loans of $72.7 million (2022: $81.9 million) were outstanding. At December 31, 2023, bank and other loans are shown net of issue costs of $0.5 million (2022: $0.7 million), and these issue costs are to be amortized to the expected maturity of the facilities. This carrying value approximates to its fair value at December 31, 2023 and 2022 respectively. At December 31, 2023, $47.7 million(2022: $31.9 million) of the total $72.7 million (2022: $81.9 million) bank and other loans was variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt.
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
Level 3: techniques which use inputs that have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at December 31, 2023 and 2022, were analyzed using the hierarchy as follows:

	December 31, 2023
In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.4	$—	$0.4	$—
Interest bearing loans and borrowings:
Loan Notes due 2026	25.0	—	25.0	—
Revolving credit facility	43.1	—	43.1	—
Bank overdraft	4.6	—	4.6	—

	December 31, 2022
In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.7	$—	$0.7	$—
Derivative financial liabilities:
Foreign currency contract liabilities	0.4	—	0.4	—
Interest bearing loans and borrowings:
Loan Notes due 2023	25.0	—	25.0	—
Loan Notes due 2026	25.0	—	25.0	—
Revolving credit facility	31.9	—	31.9	—

13.    Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31,
In millions	2023	2022	2021
U.K.	$10.4	$10.9	$21.8
International(1)	(20.1)	30.1	13.6
(Loss) / income before income taxes	$(9.7)	$41.0	$35.4
(1) "International" reflects non-U.K. income before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31,
In millions	2023	2022	2021
Currently payable
U.K.	$0.5	$(3.5)	$2.0
International(1)	0.4	2.7	5.4
Total current taxes	$0.9	$(0.8)	$7.4
Deferred
U.K.	$1.3	$7.1	$(1.1)
International(1)	(9.3)	2.7	(0.9)
Total deferred taxes	$(8.0)	$9.8	$(2.0)
Total provision for income taxes	$(7.1)	$9.0	$5.4
(1) "International" reflects non-U.K. income taxes.
Differences between the financial reporting and the corresponding tax basis of assets and liabilities and the different income tax rates and laws applicable to the Company, among other factors, give rise to permanent differences between the statutory tax rate applicable in the U.K. and the effective tax rate presented in the Consolidated Income Statement, which in 2023, 2022 and 2021, were as follows:

	Years ended December 31,
In millions	2023	2022	2021
Income before income taxes	$(9.7)	$41.0	$35.4
Provision for income taxes at the U.K. statutory tax rate (2023: 23.5%, 2022:19%, 2021: 19%)	(2.3)	7.8	6.7
Effect of:
Non-deductible expenses	0.6	0.7	1.9
Movement in valuation allowances	(0.2)	0.6	(0.6)
Differences in income tax rates in countries where the Company operates(1)	0.6	1.5	0.5
Effect of changes in tax rates (2)	0.1	(0.1)	(2.0)
Tax impact of defined benefit pension settlement	(4.9)	—	—
Other	(1.0)	(1.5)	(1.1)
Total provision for income taxes	$(7.1)	$9.0	$5.4
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

13.    Income Taxes (continued)
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31,
In millions	2023	2022	2021
Beginning balance	$1.1	$1.8	$2.4
Gross increases based on tax positions related to the current year	—	—	0.1
Reductions due to expiry of statute of limitations	—	(0.7)	(0.7)
Ending balance	$1.1	$1.1	$1.8

Non-current	$1.1	$1.1	$1.8

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
At December 31, 2023, 2022 and 2021, there were $0.1 million, $0.3 million, and $0.4 million of unrecognized tax benefits, respectively, that, if recognized, would affect the annual effective tax rate.
The Company recognizes interest accrued and penalties relating to unrecognized tax benefits in the income tax line. During the years ended December 31, 2023, 2022 and 2021, the Company recognized no amounts related to interest and penalties.
The following is a summary of the tax years open by major tax jurisdiction:

Jurisdiction	Years open
U.K.	2020 - 2023
U.S. Federal	2020 - 2023
U.S. State and local	2020 - 2023
France	2020 - 2023
Germany	2019 - 2023
China	2020 - 2023
Canada	2019 - 2023

13.    Income Taxes (continued)
Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of unremitted earnings at December 31, 2023 was approximately $92.6 million (at December 31, 2022: $83.1 million, at December 31, 2021: $70.3 million). If these earnings were remitted, it is estimated that the additional income tax arising would be approximately $1.3 million (at December 31, 2022: $1.2 million, at December 31, 2021: $1.0 million).
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31,
In millions	2023	2022
Deferred tax assets	$3.9	$3.0
Deferred tax liabilities	(10.2)	(9.9)
Net deferred tax (liabilities) / assets	$(6.3)	$(6.9)
The tax effects of the major items recorded in deferred tax assets and liabilities were as follows:

	December 31,
In millions	2023	2022
Deferred tax assets
Accrued liabilities	1.0	0.8
Tax loss and credit carry forwards	19.0	18.9
Employee compensation benefits	1.2	1.3
Operating leases	3.5	4.0
Property, plant and equipment	1.4	1.7
Excess interest capacity carry forward	2.0	—
Other	0.7	0.4
Total deferred tax assets	28.8	27.1
Valuation allowances	(17.0)	(16.5)
Deferred tax assets, net of valuation allowances	$11.8	$10.6
Deferred tax liabilities
Property, plant and equipment	$1.5	$6.0
Pension benefits	9.4	3.7
Goodwill and other intangibles	4.4	3.9
Operating leases	2.8	3.9
Other	—	—
Total deferred tax liabilities	$18.1	$17.5
Net deferred tax assets	$(6.3)	$(6.9)
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

Reconciliations of the beginning and ending valuation allowances were as follows:

	Years ended December 31,
In millions	2023	2022
Beginning balance	$16.5	$18.0
Foreign exchange movements	0.7	(2.2)
(Deductions) / additions	(0.2)	0.7
Closing balance	$17.0	$16.5
In March 2021 an increase in the U.K. corporation tax rate from 19% to 25% was announced, effective from April 1, 2023. Deferred tax liabilities and assets which are expected to unwind after April 1, 2023 have been valued at 25%.

13.    Income Taxes (continued)
At December 31, 2023, the Company had carried forward tax losses and tax credits of $75.8 million (U.K.: $16.5 million, non-U.K.: $59.3 million). Carried forward tax losses and tax credits for 2022 were $74.8 million (U.K.: $15.6 million, non-U.K.: $59.2 million) and for 2021 were $106.3 million (U.K.: $43.0 million, non-U.K.: $63.3 million). To the extent that these losses are not already recognized as deferred income taxes assets and are available to offset against future taxable profits, it is expected that the future effective tax rate would be below the standard rate in the country where the profits are offset. A valuation allowance of $17.0 million (2022: $16.5 million, 2021: $18.0 million) exists for deferred tax benefits related to the tax loss and tax credit carry forwards and other benefits that may not be realized. The apportionment of the valuation allowance between the U.K. and non-U.K. jurisdictions is U.K.: $3.9 million, non-U.K.: $13.1 million (2022: U.K.: $3.5 million, non-U.K.: $13.0 million; 2021: U.K.: $4.1 million, non-U.K.: $13.9 million). The non-U.K. valuation allowances relates to tax losses in France and Germany.
Of the carried forward tax losses and tax credits as at December 31, 2023, $8.0 million expire between 2024 and 2034, and $66.1 million are available for indefinite carry-forward.

14.     Pension Plans
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
The principal defined benefit pension plan in the Company is the U.K. Luxfer Group Pension Plan ("the Plan"), which closed to new members in 1998, with new employees then being eligible for a defined contribution plan. In April 2016, the Plan was closed to further benefit accrual, with members being offered contributions to a defined contribution plan. The Company completed a buyout of the U.S. BA Holdings, Inc. Pension Plan in the first quarter of 2023. The Company's other arrangements are less significant than the Plan.
The following tables present reconciliations of pension benefit obligations, fair value of plan assets and the funded status of pension plans as of and for the years ended December 31, 2023 and 2022:

	2023	2023	2023	2022	2022	2022
In millions	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total
Change in benefit obligations
Benefit obligation at January 1	$225.6	$32.6	$258.2	$362.9	$48.7	$411.6
Interest cost	11.0	0.2	11.2	6.2	1.3	7.5
Settlement gain	—	(29.3)	(29.3)	—	(5.9)	(5.9)
Actuarial gains	(2.9)	(2.5)	(5.4)	(93.7)	(9.0)	(102.7)
Exchange difference	12.8	—	12.8	(37.0)	—	(37.0)
Benefits paid	(12.6)	(0.9)	(13.5)	(12.8)	(2.5)	(15.3)
Benefit obligation at December 31	$233.9	$0.1	$234.0	$225.6	$32.6	$258.2
Change in plan assets
Fair value of plan assets at January 1	$252.6	$28.1	$280.7	$376.6	$46.8	$423.4
Actual return on assets	19.4	—	19.4	(71.2)	(10.4)	(81.6)
Exchange difference	14.6	—	14.6	(40.4)	—	(40.4)
Contributions from employer	0.2	2.1	2.3	0.4	—	0.4
Benefits paid	(12.6)	(0.9)	(13.5)	(12.8)	(2.4)	(15.2)
Settlement loss	—	(29.3)	(29.3)	—	(5.9)	(5.9)
Fair value of plan assets at December 31	$274.2	$—	$274.2	$252.6	$28.1	$280.7
Funded status
Net benefit surplus / (obligation)	$40.3	$(0.1)	$40.2	$27.0	$(4.5)	$22.5

The net benefit surplus of $40.3 million (2022: $27.0 million) in the U.K. plan is recorded in non-current assets at December 31, 2023 and December 31, 2022, the net benefit obligation of $0.1 million (2022: $4.5 million) in the U.S. / other is recorded in non-current liabilities at December 31, 2022.
In December 2021, the Company made a special one-off deficit reduction payment to the U.K. Plan of $12.7 million. The payment means the Company is not expected to make any additional deficit recovery contributions to the Plan until at least December 2024. Contributions of $0.2m were paid to the U.K. plan in relation to the Pension Protection Fund levy.

14.     Pension Plans (continued)
The amounts recognized in the Consolidated Statements of Income in respect of the pension plans were as follows:

	2023	2023	2023	2022	2022	2022	2021	2021	2021
In millions	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total
In respect of defined benefit plans:
Interest cost	11.0	0.2	11.2	6.2	1.3	7.5	5.6	1.1	6.7
Expected return on assets	(13.8)	0.2	(13.6)	(10.4)	(0.7)	(11.1)	(10.2)	(1.8)	(12.0)
Settlement loss	—	8.9	8.9	—	2.0	2.0	—	—	—
Amortization of net actuarial loss	1.7	0.1	1.8	1.8	0.3	2.1	3.4	0.4	3.8
Amortization of prior service credit	(0.4)	—	(0.4)	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Total (credit) / expense for defined benefit plans	$(1.5)	$9.4	$7.9	$(2.8)	$2.9	$0.1	$(1.6)	$(0.3)	$(1.9)
In respect of defined contribution plans:
Total charge for defined contribution plans	$2.1	$1.6	$3.7	$2.0	$1.7	$3.7	$2.1	$1.5	$3.6
Total charge / (credit) for benefit plans	$0.6	$11.0	$11.6	$(0.8)	$4.6	$3.8	$0.5	$1.2	$1.7

In accordance with ASC 715, defined benefit pension credit is split in the income statement, with $0.3 million (2022: $0.2 million; 2021: $0.4 million) of expenses recognized within sales, general and administrative expenses and a charge of $7.6 million (2022: $0.1 million credit; 2021: $2.3 million credit) recognized below operating income in the income statement.
The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended December 31:

In millions	2023	2022	2021
Net actuarial gain	$11.4	$8.2	$38.8
Amortization of actuarial loss	1.8	2.1	3.8
Actuarial loss recognized due to settlement event	8.9	2.0	—
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Total recognized in other comprehensive income	21.7	11.9	42.2
Total recognized in net periodic benefit cost and other comprehensive income	$13.8	$11.8	$44.1

The estimated net loss for defined benefit plans included in AOCI that will be recognized in net periodic benefit cost during 2024 is $1.0 million, consisting of amortization of net actuarial loss of $1.4 million, partially offset by amortization of prior service credit of $0.4 million. In accordance with ASC 715, recognition of all accumulated losses were triggered upon settlement of the U.S. plan.
The following table shows the amounts included in AOCI that have not yet been recognized as components of net periodic benefit cost for the years ended December 31:

In millions	2023	2022
Gross actuarial loss	$(88.1)	$(110.2)
Gross prior service credit	10.6	11.0
Total included in AOCI not yet recognized in the statement of income	$(77.5)	$(99.2)

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
The financial assumptions used in the calculations were:

	Projected Unit Credit Valuation
	U.K.			U.S.
	2023	2022	2021	2023	2022	2021
	%	%	%	%	%	%
Discount rate	4.50	4.80	1.90	n/a	5.10	2.70
Expected return on assets	4.80	5.60	3.30	n/a	4.70	2.50
Pre-2030
Retail Price Inflation	3.10	3.20	3.30	n/a	n/a	n/a
Consumer Price Inflation	2.00	2.10	2.20	n/a	n/a	n/a
Pension increases
Pre 6 April 1997	1.80	1.90	2.00	n/a	n/a	n/a
1997 - 2005	2.10	2.10	2.20	n/a	n/a	n/a
Post 5 April 2005	1.60	1.70	1.80	n/a	n/a	n/a
Post-2030
Retail Price Inflation	3.10	3.20	3.30	n/a	n/a	n/a
Consumer Price Inflation	3.00	3.10	3.20	n/a	n/a	n/a
Pension increases
Pre 6 April 1997	2.30	2.40	2.50	n/a	n/a	n/a
1997 - 2005	2.90	3.00	3.10	n/a	n/a	n/a
Post 5 April 2005	2.00	2.20	2.20	n/a	n/a	n/a
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
During 2023, the Plan's actuary was changed, enabling a more refined cashflow roll-forward to December 31, 2023, and providing the ability to allow for actual pension increase experience over the inter-valuation period more accurately. Due to this, an approximate 3% to 4% technical provisions basis difference was identified in valuation liabilities at April 5, 2021. As a result of the change in Plan actuary, we therefore have an experience gain coming through the UK figures at 31 December 2023.

	2023	2022
Other principal actuarial assumptions:	Years	Years
Life expectancy of male / female in the U.K. aged 65 at accounting date	21.2 / 23.1	21.2 / 23.0
Life expectancy of male / female in the U.K. aged 65 at 20 years after accounting date	22.5 / 24.6	22.5 / 24.5
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

14.     Pension Plans (continued)
Risk exposures
The U.K. plan currently has a long-term strategic target to hold 20 percent of assets in equity and other growth investments, with the intention of growing the value of assets relative to liabilities. The Company is at risk if the value of liabilities grows at a faster rate than the plans' assets, or if there is a significant fall in the value of these assets not matched by a fall in the value of liabilities. If any of these events occurred, it would be expected to lead to an increase in the Company's future cash contributions.
Special events
In 2021, the Company decided to terminate its U.S. Pension Plan. The Company completed the buyout of the U.S. plan in the first quarter of 2023. As a result, a final premium totaling $29.3 million was paid to settle the liabilities. Assets of $27.2 million were sold from the plan, resulting in a $2.1 million contribution from the Company to extinguish the liabilities from the plan in full.
The fair value of plan assets were:

	2023	2023	2023	2022	2022	2022
In millions	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total
Assets in active markets:
Equities and growth funds	$65.7	$—	$65.7	$78.3	$—	$78.3
Government bonds	69.6	—	69.6	65.7	—	65.7
Corporate bonds	135.5	—	135.5	106.1	27.5	133.6
Cash	3.4	—	3.4	2.5	0.6	3.1
Total fair value of plan assets	$274.2	$—	$274.2	$252.6	$28.1	$280.7
We have taken the bid value of invested assets as at December 31, 2023 as supplied by Legal & General ('L&G'), the LGPP’s investment managers. As the L&G funds are weekly priced we have taken the price on the first dealing day of the New Year
All investments, apart from cash, were classified as Level 2 in the fair value hierarchy as of December 31, 2023 and 2022. Cash is classified as Level 1 in the fair value hierarchy as of December 31, 2023 and 2022.
The following benefit payments are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.K. pension plans
2024	$13.6
2025	14.4
2026	14.6
2027	14.5
2028	14.6
Thereafter	76.4
The estimated amount of employer deficit recovery contributions expected to be paid to the defined benefit pension plans for the year ending December 31, 2024, is nil (2023: nil actual employer contributions).

15.    Shareholders' Equity
(a)Ordinary share capital

	December 31, 2023	December 31, 2022	December 31, 2023		December 31, 2022
	No.	No.	Millions		Millions
Authorized:
Ordinary shares of £0.50 each	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
Allotted, called up and fully paid:
Ordinary shares of £0.50 each	28,944,000	28,944,000	$26.5	(1)	$26.5	(1)
	28,944,000	28,944,000	$26.5	(1)	$26.5	(1)
(1)The Company's ordinary share capital is shown in U.S. dollars at the exchange rate prevailing at the month-end spot rate at the time of the share capital being issued.
The rights of the shares are as follows:
Ordinary shares of £0.50 each
The ordinary shares carry no entitlement to an automatic dividend but rank pari passu in respect of any dividend declared and paid. The ordinary shares were allotted and issued to satisfy share awards which vested under the Company's share award and share incentive plans.
At December 31, 2023, there were 26,834,628 (2022: 26,934,973) ordinary shares of Luxfer Holdings PLC listed on the New York Stock Exchange (NYSE).

(b) Treasury Shares

In millions
At January 1, 2022	$(9.6)
Purchase of treasury shares	(11.1)
Utilization of treasury shares	0.3
At December 31, 2022	(20.4)
Purchase of treasury shares	(2.7)
Utilization of treasury shares	0.2
At December 31, 2023	$(22.9)
In 2023, the Company purchased 210,000 ordinary shares for a total cost of $2.7 million. 14,195 of these shares were utilized at $0.2 million , with the remaining 185,805 retained within Treasury shares.
In 2022, the Company purchased 711,572 ordinary shares for a total cost of $11.1 million. 9,424 of these shares were utilized at $0.3 million, with the remaining 702,148 retained within Treasury shares.
At December 31, 2023, there were 1,473,571 (2022: 1,277,766) treasury shares held at a cost of $22.9 million (2022: $20.4 million).

15.    Shareholders' Equity (continued)
(c) Company shares held by ESOP

In millions
At January 1, 2022	$(1.1)
Utilization of ESOP shares	0.1
At December 31, 2022	(1.0)
Utilization of ESOP shares	0.1
At December 31, 2023	$(0.9)
At December 31, 2023, there were 635,801 ordinary shares at £0.50 each (2022: 721,261 ordinary shares of £0.50 each) held by The Luxfer Group Employee Share Ownership Plan (the "ESOP").

(d) Dividends paid and proposed

In millions	2023	2022	2021
Dividends declared and paid during the year:
Interim dividend paid February 4, 2021 ($0.125 per ordinary share)	$—	$—	$3.4
Interim dividend paid May 5, 2021 ($0.125 per ordinary share)	—	—	3.4
Interim dividend paid August 4, 2021 ($0.125 per ordinary share)	—	—	3.4
Interim dividend paid November 3, 2021 ($0.125 per ordinary share)	—	—	3.4
Interim dividend paid February 2, 2022 ($0.125 per ordinary share)	—	3.4	—
Interim dividend paid May 4, 2022 ($0.130 per ordinary share)	—	3.6	—
Interim dividend paid August 3, 2022 ($0.130 per ordinary share)	—	3.6	—
Interim dividend paid November 2, 2022 ($0.130 per ordinary share)	—	3.6	—
Interim dividend paid February 1, 2023 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid May 3, 2023 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid August 2, 2023 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid November 1, 2023 ($0.130 per ordinary share)	3.5	—	—
	$14.0	$14.2	$13.6

In millions	2023	2022	2021
Dividends declared and paid after December 31 (not recognized as a liability at December 31):
Interim dividend paid February 2, 2022: ($0.125 per ordinary share)	$—	$—	$3.4
Interim dividend paid February 1, 2023: ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid February 7, 2024: ($0.130 per ordinary share)	3.5	—	—
	$3.5	$3.5	$3.4

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
Changes in the year
The change in the number of shares held by the Trustees of the ESOP and the number of share options held over those shares are shown below:

Number of shares held by ESOP Trustees
£0.50 ordinary shares
At January 1, 2023	721,261
Shares utilized during the year	(85,460)
At December 31, 2023	635,801
At December 31, 2023, the loan outstanding from the ESOP was $0.5 million (2022: $0.5 million).
The market value of each £0.50 ordinary share held by the ESOP at December 31, 2023, was $8.94 (2022: $13.72).
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

16.    Share Plans (continued)
(b) Share-based compensation (continued)
Share option and restricted stock awards
In March 2023, a combined 127,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over a period of four years and expiring two years later. Also in March 2023, a maximum 157,000 awards were granted based on the achievement of shareholder return targets. In June 2023, a combined 31,000 Restricted Stock Units and Options over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later.
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
Total share-based compensation expense for 2023, 2022 and 2021 was as follows:

	Years ended December 31,
In millions	2023	2022	2021
Total share-based compensation charges	$2.8	$2.5	$2.8
There were no cancellations or modifications to the awards in 2023, 2022 or 2021.
The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million, $0.8 million and $1.1 million in 2023, 2022 and 2021, respectively.
The following tables illustrates the number of, and movements in, share options during the year, with each option relating to one ordinary share:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($M)
At January 1, 2023	579,153	$1.00	3.0	$8.0
Granted during the year	314,828	$1.00
Exercised during the year	(116,148)	$1.00
Accrued dividend awards	10,902	$1.00
Lapsed during the year	(75,638)	$1.00
At December 31, 2023	713,097	$1.00	3.0	$6.4
Options exercisable at December 31, 2023	16,423	$1.00	2.9	$0.1
Options expected to vest as of December 31, 2023	387,123	$1.00	3.0	$3.5

The weighted average fair value of options granted in 2023, 2022 and 2021 was estimated to be $14.73, $16.45 and $20.56 per share, respectively. The total intrinsic value of options that were exercised during 2023, 2022 and 2021 was $1.7 million, $2.9 million and $5.8 million, respectively. At December 31, 2023, the total unrecognized compensation cost related to share options was $2.8 million (2022: $3.1 million). This cost is expected to be recognized over a weighted average period of 2.4 years (2022: 2.7 years ).

16.    Share Plans (continued)
(b) Share-based compensation (continued)
The following table illustrates the assumptions used in deriving the fair value of share options during the year:

	2023	2022	2021
Dividend yield (%)	3.15 - 3.32	2.75 - 3.41	2.27
Expected volatility range (%)	31.54 - 43.49	36.11 - 49.43	42.80 - 59.03
Risk-free interest rate (%)	3.67 - 5.16	1.28 - 2.99	0.04 - 0.24
Expected life of share options range (years)	1.00 - 4.00	0.50 - 4.00	0.50 - 4.00
Forfeiture rate (%)	5.00	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00	$1.00
Models used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
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

17.    Segment Information
We classify our operations into business segments, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has five identified business units, which aggregate into three reportable segments within continuing operations, and one within discontinued operations. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment. As of December 31, 2023, it was determined that the Luxfer Graphic Arts reporting segment no longer met the criteria, specifically, similar economic characteristics, to be aggregated within the Elektron segment for 2023. As a result, Luxfer Graphic Arts has been disaggregated from the Elektron segment and is being reported separately as the Graphic Arts segment. The Elektron segment's results for 2022 and 2021 have been adjusted to exclude Graphic Arts' results. Our Superform business unit used to aggregate into the Gas Cylinders segment but is now recognized within discontinued operations. A summary of the operations of the segments within continuing operations is provided below:

Gas Cylinders segment
Our Gas Cylinders segment manufactures and markets specialized highly-engineered cylinders, using composites and aluminum alloys, including pressurized cylinders for use in various applications including self-contained breathing apparatus ('SCBA') for firefighters, containment of oxygen and other medical gases for healthcare, alternative fuel vehicles, and general industrial applications.
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
Graphic Arts segment
Our Graphic Arts segment provides a full range of pre-sensitized magnesium, copper and zinc plates, along with associated chemicals, for the production of foil-stamping and embossing dies. In addition, non-sensitized polished brass and magnesium plates are also manufactured for computer numerical control ('CNC') engraving. The segment also advises on turnkey engraving operations, complete with etching machines, computer-to-plate ('CtP') machines, exposure units and film setters.
Other
Other, as used below, primarily represents unallocated corporate expense and includes non-service related defined benefit pension cost / credit.
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, the CEO, who is responsible for allocating resources and assessing performance of the operating segments, using adjusted EBITA(1) and adjusted EBITDA, which is defined as segment income, and is based on operating income adjusted for share-based compensation charges; restructuring charges; impairment charges; other charges; acquisitions and disposals costs; and depreciation and amortization.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the years ended December 31 is included in the following summary:

	Net Sales			Adjusted EBITDA
In millions	2023	2022	2021	2023	2022	2021
Gas Cylinders segment	$186.4	$183.7	$178.3	$16.7	$12.8	$22.7
Elektron segment	187.1	201.0	155.7	26.6	42.5	34.1
Graphic Arts segment	31.5	38.7	40.1	(4.5)	7.8	6.6
Consolidated	$405.0	$423.4	$374.1	$38.8	$63.1	$63.4
During 2023 there were $0.7 million sales made between our Elektron segment and Graphic Arts segment (2022: $0.4 million and 2021: nil)

(1) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

17.    Segment Information (continued)

	Depreciation and amortization			Restructuring Charges
In millions	2023	2022	2021	2023	2022	2021
Gas Cylinders segment	$4.1	$4.8	$5.8	$5.9	$1.7	$5.3
Elektron segment	6.6	6.6	7.4	0.5	0.2	0.9
Graphic Arts segment	2.0	2.2	2.4	—	—	—
Consolidated	$12.7	$13.6	$15.6	$6.4	$1.9	$6.2

	Total assets		Capital expenditure
In millions	2023	2022	2023	2022	2021
Gas Cylinders segment	$131.0	$133.1	$2.1	$1.2	$1.0
Elektron segment	162.4	172.5	6.1	6.7	6.9
Graphic Arts segment	19.6	43.9	1.0	0.7	1.0
Other	51.3	49.5	—	—	—
Discontinued operations	7.8	8.1	0.1	—	0.1
	$372.1	$407.1	$9.3	$8.6	$9.0
`
The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

In millions	2023	2022	2021
Adjusted EBITDA	$38.8	$63.1	$63.4
Share-based compensation charges	(2.8)	(2.5)	(2.8)
Depreciation and amortization	(12.7)	(13.6)	(15.6)
Restructuring charges	(6.4)	(1.9)	(6.2)
Impairment charges	(12.7)	—	—
Acquisition and disposal costs	—	(0.3)	(1.5)
Other charges	—	—	(1.1)
Defined benefits pension (charge) / credit	(7.6)	0.1	2.3
Interest expense, net	(6.3)	(3.9)	(3.1)
Credit / (provision) for taxes	7.1	(9.0)	(5.4)
Net income from continuing operations	$(2.6)	$32.0	$30.0
The following tables present certain geographic information by geographic region for the years ended December 31:

	Net Sales(1)
	2023		2022		2021
	$M	Percent	$M	Percent	$M	Percent
United States	$243.1	60.0%	$243.3	57.5%	$207.8	55.6%
U.K.	19.7	4.9%	20.6	4.9%	24.4	6.6%
Japan	19.3	4.8%	18.2	4.3%	9.8	2.6%
Germany	19.2	4.7%	19.2	4.5%	17.7	4.7%
Canada	11.2	2.8%	12.8	3.0%	11.4	3.0%
Top five countries	$312.5	77.2%	$314.1	74.2%	$271.1	72.5%
Rest of Europe	47.5	11.7%	49.4	11.7%	49.3	13.2%
Asia Pacific	28.0	6.9%	39.1	9.2%	43.9	11.7%
Other (2)	17.0	4.2%	20.8	4.9%	9.8	2.6%
	$405.0		$423.4		$374.1
(1) Net sales are based on the geographic destination of sale.

(2) Other includes South America, Latin America and Brazil.

17.    Segment Information (continued)

	Property, plant and equipment, net
In millions	2023	2022
United States	$26.8	$41.6
United Kingdom	32.8	32.0
Canada	2.9	2.8
Rest of Europe	1.0	1.0
Asia Pacific	0.3	0.3
	$63.8	$77.7
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America and Brazil.

18.    Leases
We have operating leases for buildings, vehicles and certain equipment. The Company has applied practical expedients for leases with a fair value of less than $5,000 or a lease term of less than twelve months. The majority of our leases have remaining lease terms of one to five years, with one building having 49 years remaining.
None of our leases were classified as finance leases in any of the years disclosed.
The components of the lease expense is as follows:

	Years ended December 31,
In millions	2023	2022	2021
Operating lease cost	$4.6	$4.2	$3.4
Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
In millions	2023	2022	2021
Operating cash flows from operating leases	$4.6	$4.2	$3.4
During the year ended December 31, 2023, there were additional operating leases entered into totaling $0.5 million (2022: $17.7 million, 2021: $2.3 million). There was also a $1.6 million impairment recognized in 2023 in relation to the Graphic Arts segment. These are non-cash items but will impact cash in future years.
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
In millions	2023	2022
Operating leases
Operating lease right-of-use asset	$15.4	$19.8

Other current liabilities	4.7	4.7
Other non-current liabilities	15.0	18.2
	$19.7	$22.9

Weighted Average Remaining Lease Term (Years)	11.9	12.0
Weighted Average Discount Rate	4.48%	4.48%
Maturities of lease liabilities were as follows:

In millions	2023
2024	$5.4
2025	5.1
2026	4.1
2027	1.5
2028	1.2
Thereafter	8.7
Total lease payments	$26.0
Less imputed interest	(6.3)
Total	$19.7

19. Commitments and Contingencies
Capital commitments
At December 31, 2023, the Company had capital expenditure commitments of $2.3 million (2022: $1.4 million and 2021: $1.5 million) for the acquisition of new plant and equipment.
Committed banking facilities
The Company had committed banking facilities of $125.0 million at December 31, 2023 and $100.0 million at December 31, 2022. Of these committed facilities, $43.1 million was drawn at December 31, 2023 and $31.9 million at December 31, 2022. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at December 31, 2023 and $50.0 million at December 31, 2022.

	Uncommitted Facilities
	December 31, 2023		December 31, 2022
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	4.0	2.2	2.2	1.8
Overdraft	7.8	4.6	4.0	—
	$12.4	$7.0	$6.8	$2.0
Additionally, the Company has various uncommitted transitional banking and foreign exchange lines available for day-to-day operational purposes.
Contingencies
In November 2018, an alleged explosion occurred at a third-party waste disposal and treatment site in Grand View, Idaho, reportedly causing property damage, personal injury, and one fatality. The Company had contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Manchester, New Jersey. The Company believes this service company, in turn, contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident – one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. The three lawsuits were administratively consolidated and, to date, two lawsuits remain ongoing. The Company believes that we are not liable for the incident, have asserted such, and, in conjunction with our insurers, continue to fully defend the Company against these lawsuits. Therefore, we do not currently expect any eventual outcome in these matters to have a material impact on the Company's financial position or results of operations.

In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related thereto are covered by insurance. Negotiations as to recovery of historic defense costs are ongoing, and therefore the Company has not recognized any asset with respect to said recovery as of December 31, 2023.

20. Related-Party Transactions
Joint venture in which the Company is a venturer
During 2023, the Company maintained its 50% investment in the equity of the joint venture, Nikkei-MEL Company Limited. During 2023, the Elektron Segment made $0.5 million of sales to the joint venture (2022: $0.6 million). At December 31, 2023, the gross and net amounts receivable from the joint venture amounted to $0.1 million (2022: $0.1 million).
Transactions with other related parties
At December 31, 2023, the directors and key management comprising the members of the Executive Leadership Team owned 289,036 £0.50 ordinary shares (2022: 233,724 £0.50 ordinary shares) and held awards over a further 271,003 £0.50 ordinary shares (2022: 231,668 £0.50 ordinary shares).
During the years ended December 31, 2023, and December 31, 2022, share options held by members of the Executive Leadership Team were exercised.
Other than the transactions with the joint ventures, associates and key management personnel disclosed above, no other related-party transactions have been identified.

21. Subsequent Events
No material subsequent events.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the period covered by this report, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the year ended December 31, 2023, due to the material weakness in our internal control over financial reporting described below.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud.
Management has performed an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, due to the material weakness described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis.
In conjunction with the preparation of the Company’s financial statements for the year ended December 31, 2023 management identified a lack of controls related to the Company’s accounting for inventory in transit. As a result, management concluded it did not properly design or maintain effective risk assessment control activities to allow for timely reassessment of the material risk of misstatement in financial reporting. Management has thus identified a material weakness in internal control over financial reporting. This material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, this material weakness did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting
Following the identification of the material weakness described above, management developed and is executing a remediation plan to address the material weakness. Management plans to develop and design enhanced risk assessment procedures to identify and analyse changes in the business that could have a significant impact on financial reporting and determine actions necessary to mitigate new or evolving risks.
Management’s remediation activities also include the implementation of a new period-end control over the recording of inventory in-transit. The material weakness will not be considered remediated until management has implemented their plan and operated the controls for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the fourth quarter of 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2024 Annual General Meeting to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this annual report, (the "2024 Proxy Statement"): "Resolutions 1 - 5 - Election and Re-Election of Director Nominees," "Corporate Governance Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance."
The Company has adopted a code of ethics which is applicable to all employees and is available on the corporate website, www.luxfer.com. A copy of the code can also be obtained, without charge, upon request. If there is an amendment to the code, then the nature of the amendment will also be made available of the corporate website.

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2024 Annual General Meeting: “Executive Compensation Discussion and Analysis” and “Director Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2024 Annual General Meeting: "Equity Compensation Plan Information" and "Security Ownership."

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2024 Annual General Meeting: "Policies and Procedures Regarding Conflicts of Interest and Related Party Transactions" and "Corporate Governance Matters."

Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the following section of the Proxy Statement for the 2024 Annual General Meeting: "Resolution 9 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of Luxfer Holdings PLC for 2024, and to authorize, by binding vote, the Audit Committee to set the auditors’ remuneration".

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
Financial statement schedules are omitted because they are either not required or because the required information is included in the Consolidated Financial Statements and related notes.

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
10.17* Employment Agreements, filed with the SEC on May 6, 2022
10.18* Employment Agreements, filed with the SEC on May 6, 2022
10.19* Employment Agreements, filed with the SEC on May 6, 2022
10.20* Employment Agreements, filed with the SEC on March 11, 2019
10.21*    Employment Agreements, filed with the SEC on March 1, 2023
10.22*    Employment Agreements, filed with the SEC on October 25, 2023
10.23 Insider Trading and Dealing Policy
10.24 Executive Compensation Clawback Policy
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
101    The financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/Andrew Butcher	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2024
Andrew Butcher

/s/Stephen M.D. Webster	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Stephen M.D. Webster

/s/Patrick K. Mullen	Chairman of the Board and Director	February 27, 2024
Patrick K. Mullen

/s/Richard J. Hipple	Director	February 27, 2024
Richard J. Hipple

/s/Sylvia A. Stein	Director	February 27, 2024
Sylvia A. Stein

/s/Clive J. Snowdon	Director	February 27, 2024
Clive J. Snowdon

/s/Lisa G. Trimberger	Director	February 27, 2024
Lisa G. Trimberger