Form 10-Q
period 2024-03-31
LUXFER HOLDINGS PLC
filed 2024-04-30
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on March 31, 2024, was 26,842,132.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per share data	2024	2023
Net sales	$89.4	$101.3
Cost of goods sold	(71.0)	(80.2)
Gross profit	18.4	21.1
Selling, general and administrative expenses	(11.6)	(12.5)
Research and development	(1.2)	(1.2)
Restructuring charges	(0.7)	(0.3)
Acquisition and disposal related costs	(0.2)	—
Other income	0.2	—
Operating income	4.9	7.1
Interest expense	(1.4)	(1.3)
Defined benefit pension credit / (charge)	0.3	(8.9)
Income / (loss) before income taxes	3.8	(3.1)
(Provision) / credit for income taxes	(1.0)	3.6
Net income from continuing operations	2.8	0.5

Net (loss) / income from discontinued operations	$(0.1)	$—

Net income	$2.7	$0.5

Earnings per share[1]
Basic from continuing operations	$0.10	$0.02
Basic from discontinued operations[2]	$—	$—
Basic	$0.10	$0.02

Diluted from continuing operations	$0.10	$0.02
Diluted from discontinued operations[2]	$—	$—
Diluted	$0.10	$0.02

Weighted average ordinary shares outstanding
Basic	26,820,968	26,921,010
Diluted	26,866,976	27,071,494

See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the First Quarter of 2024 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	First Quarter
In millions	2024	2023
Net income	$2.7	$0.5

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment, net of tax	(1.8)	3.4
Pension and post-retirement actuarial gains, net of $0.1 and $4.9 tax, respectively	0.3	6.8
Other comprehensive (loss) / income, net of tax	(1.5)	10.2

Total comprehensive income	$1.2	$10.7
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
In millions, except share and per share data	2024	2023
Current assets
Cash and cash equivalents	$6.8	$2.3
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $1.4 and $0.7, respectively	59.9	59.9
Inventories	88.9	95.9
Current assets held-for-sale	27.8	8.9
Other current assets	1.5	1.5
Total current assets	$185.2	$168.8
Non-current assets
Property, plant and equipment, net	$62.7	$63.8
Right-of-use assets from operating leases	14.5	15.4
Goodwill	67.2	67.5
Intangibles, net	11.8	12.0
Deferred tax assets	3.7	3.9
Investments and loans to joint ventures and other affiliates	0.4	0.4
Pensions and other retirement benefits	40.5	40.3
Total assets	$386.0	$372.1
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.3	$4.6
Accounts payable	30.9	26.5
Accrued liabilities	22.8	20.9
Taxes on income	2.3	—
Current liabilities held-for-sale	8.0	3.9
Other current liabilities	8.0	8.9
Total current liabilities	$72.3	$64.8
Non-current liabilities
Long-term debt	$78.1	$67.6
Pensions and other retirement benefits	—	0.1
Deferred tax liabilities	10.2	10.2
Other non-current liabilities	15.1	16.8
Total liabilities	$175.7	$159.5
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2024 and 2023; issued and outstanding 28,944,000 for 2024 and 2023	$26.5	$26.5
Additional paid-in capital	223.9	223.5
Treasury shares	(23.3)	(22.9)
Company shares held by ESOP	(0.9)	(0.9)
Retained earnings	103.5	104.3
Accumulated other comprehensive loss	(119.4)	(117.9)
Total shareholders' equity	$210.3	$212.6
Total liabilities and shareholders' equity	$386.0	$372.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2024	2023
Operating activities
Net income	$2.7	$0.5
Net (loss) / income from discontinued operations	(0.1)	—
Net income from continuing operations	$2.8	$0.5
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	2.2	3.1
Amortization of purchased intangible assets	0.2	0.2
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	0.6	0.6
Deferred income taxes	0.1	1.2
Defined benefit pension charge	0.3	8.9
Defined benefit pension contributions	—	(2.3)
Changes in assets and liabilities
Accounts and other receivables	(6.9)	(2.3)
Inventories	(8.2)	(17.1)
Current assets held-for-sale	0.7	1.5
Accounts payable	5.7	(2.4)
Accrued liabilities	3.1	(1.0)
Current liabilities held-for-sale	0.6	(0.9)
Other current liabilities	3.7	(3.5)
Other non-current assets and liabilities	(1.4)	(1.0)
Net cash provided / (used) by operating activities - continuing	3.6	(14.4)
Net cash provided by operating activities - discontinued	0.1	—
Net cash provided / (used) by operating activities	$3.7	$(14.4)
Investing activities
Capital expenditures	$(1.4)	$(2.0)
Net cash used by investing activities - continuing	(1.4)	(2.0)
Net cash used by investing activities - discontinued	(0.1)	—
Net cash used by investing activities	$(1.5)	$(2.0)
Financing activities
Repayment of bank overdraft	$(4.3)	$—
Net drawdown of long-term borrowings	$10.6	$9.9
Repurchase of own shares	(0.4)	(0.8)
Share-based compensation cash paid	(0.1)	(0.3)
Dividends paid	(3.5)	(3.5)
Net cash provided by financing activities	$2.3	$5.3
Effect of exchange rate changes on cash and cash equivalents	—	0.3
Net increase / (decrease)	$4.5	$(10.8)
Cash, cash equivalents and restricted cash; beginning of year	2.6	12.9
Cash, cash equivalents and restricted cash; end of the First Quarter	7.1	2.1

Supplemental cash flow information:
Interest payments	$1.4	$1.4
Income tax receipts, net	—	(0.5)
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2023	$26.5	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net income	—	—	—	—	—	—	0.5	—	0.5
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	10.2	10.2
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.3)	—	—	—	—	—	—	(0.3)
At April 2, 2023	$26.5	$221.7	(1.4)	$(21.2)	(0.7)	$(1.0)	$117.2	$(129.2)	$214.0

At January 1, 2024	$26.5	$223.5	(1.5)	$(22.9)	(0.6)	(0.9)	104.3	$(117.9)	$212.6
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buy back	—	—	—	(0.4)	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	—	—	—	(0.2)
At March 31, 2024	$26.5	$223.9	(1.5)	$(23.3)	(0.6)	$(0.9)	$103.5	$(119.4)	$210.3

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
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter 2024, ended on March 31, 2024, and the First Quarter 2023, ended on April 2, 2023.
Accounting standards issued but not yet effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Condensed Financial Statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves the reportable segment disclosure requirements in ASC 280, Segment Reporting, primarily through enhanced disclosures about significant expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Condensed Financial Statements and related segment disclosures.

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
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2024	2023
Basic earnings:
Net income from continuing operations	$2.8	$0.5
Net (loss) / income from discontinued operations	(0.1)	—
Net income	$2.7	$0.5

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,820,968	26,921,010
Dilutive effect of potential common stock	46,008	150,484
For diluted earnings per share	26,866,976	27,071,494

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.10	$0.02
Basic (loss) / earnings per ordinary share for discontinued operations	—	—
Basic earnings per ordinary share	$0.10	$0.02

Diluted earnings per ordinary share for continuing operations	$0.10	$0.02
Diluted (loss) / earnings per ordinary share for discontinued operations	—	—
Diluted earnings per ordinary share	$0.10	$0.02
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
In the first quarter of 2024, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.

3.    Net Sales
Disaggregated sales disclosures for the quarters ended March 31, 2024, and April 2, 2023, are included below and in Note 15, Segmental Information.

	First Quarter
	2024				2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$5.7	$14.0	$6.3	$26.0	$9.5	$15.5	$7.4	$32.4
Transportation	19.1	9.8	—	28.9	13.9	12.8	—	26.7
Defense, First Response & Healthcare	20.6	13.9	—	34.5	18.1	24.1	—	42.2
	$45.4	$37.7	$6.3	$89.4	$41.5	$52.4	$7.4	$101.3
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.7 million (2023: $0.3 million) restructuring charges in the first quarter of 2024, predominantly relates to continued costs aimed at reducing our fixed cost structure and realigning our business. The $0.3 million restructuring charge in 2023 relates solely the costs incurred in streamlining our North American Gas Cylinders business.
Restructuring-related costs by reportable segment were as follows:

	First Quarter
In millions	2024	2023
Severance and related costs
Gas Cylinders	$0.5	$0.3
Elektron	0.2	—
Total restructuring charges	$0.7	$0.3
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2024
Balance at January 1,	$3.3
Costs incurred	0.7
Cash payments and other	(0.9)
Balance at March 31,	$3.1
5.    Acquisition and disposal related costs
Disposal-related costs of $0.2 million in the first quarter of 2024 represent professional fees incurred in relation to the planned disposal of the Graphic Arts segment .

6.    Other income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. In the first quarter of 2024, the Company recovered $0.2 million in relation to these costs previously incurred by the Company. Further information disclosed in Note 18.

7.    Income Taxes
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
The effective income tax rate on continuing operations for the Quarter ended March 31, 2024, was 26.3%, compared to 116.1% for the Quarter ended April 2, 2023. The rate in the prior year was impacted by non-deductible expenses and a deferred tax credit, primarily in relation to the U.S. pension buyout.

8.    Supplementary balance sheet information

	March 31,	December 31,
In millions	2024	2023
Accounts and other receivables
Trade receivables	$52.5	$52.3
Related parties	0.1	0.1
Prepayments and accrued income	4.7	5.7
Derivative financial instruments	0.1	0.4
Other receivables	2.5	1.4
Total accounts and other receivables	$59.9	$59.9

Inventories
Raw materials and supplies	$32.7	$34.7
Work-in-process	29.2	34.8
Finished goods	27.0	26.4
Total inventories	$88.9	$95.9

Other current assets
Income tax receivable	1.5	1.5
Total other current assets	$1.5	$1.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$59.9	$51.0
Machinery and equipment	257.5	234.9
Construction in progress	10.4	13.6
Total property, plant and equipment	327.8	299.5
Accumulated depreciation and impairment	(265.1)	(235.7)
Total property, plant and equipment, net	$62.7	$63.8

Current maturities of long-term debt and short-term borrowings
Overdrafts	0.3	4.6
Total current maturities of long-term debt and short-term borrowings	$0.3	$4.6

Other current liabilities
Restructuring provision	$3.1	$3.3
Short term provision	—	0.1
Derivative financial instruments	0.1	—
Operating lease liability	3.8	4.7
Advance payments	1.0	0.8
Total other current liabilities	$8.0	$8.9

Other non-current liabilities
Contingent liabilities	$1.8	$1.6
Operating lease liability	13.2	15.0
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$15.1	$16.8

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first three months ended March 31, 2024, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2024	$26.2	$41.3	$67.5
Exchange difference	(0.2)	(0.1)	(0.3)
Net balance at March 31, 2024	$26.0	$41.2	$67.2
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of March 31, 2024 and December 31, 2023.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2024	$15.2	$7.8	$23.0
Exchange movements	—	(0.1)	(0.1)
At March 31, 2024	$15.2	$7.7	$22.9

Accumulated amortization:
At January 1, 2024	$6.6	$4.4	$11.0
Provided during the period	0.1	0.1	0.2
Exchange movements	—	(0.1)	(0.1)
At March 31, 2024	$6.7	$4.4	$11.1

Net book values:
At January 1, 2024	$8.6	$3.4	$12.0
At March 31, 2024	$8.5	$3.3	$11.8

Identifiable intangible asset amortization expense was $0.2 million and $0.2 million for the First Quarters of 2024 and 2023 respectively.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million.

10.    Debt

Debt outstanding was as follows:

In millions	March 31, 2024	December 31, 2023
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	53.5	43.1
Bank overdraft	0.3	4.6
Unamortized debt issuance costs	(0.4)	(0.5)
Total debt	$78.4	$72.2
Less current portion	(0.3)	(4.6)
Non-current debt	$78.1	$67.6
The weighted-average interest rate on the revolving credit facility was 7.87% for the First Quarter of 2024 and 7.70% for the full-year 2023.

10.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 31, 2024.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the first quarter of 2024, we drew down net $10.6 million on the Revolving Credit Facility and the balance outstanding at March 31, 2024, was $53.5 million, and at December 31, 2023, was $43.1 million, with $71.5 million undrawn at March 31, 2024.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates to March 31, 2024.
Bank Overdraft
The bank overdraft is an uncommitted facility with no expiration date, this is reviewed annually and can be cancelled by either the bank or the Company on demand.
11.    Discontinued Operations
Our Superform aluminum superplastic forming business operating in the U.S. was historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of this business as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. We expect the sale of our Superform business to occur in 2024.
The assets and liabilities of the Superform business have been presented within assets held-for-sale and liabilities held-for-sale in the consolidated balance sheets for 2024 and 2023.
Results of discontinued operations in the first quarter of 2024 and 2023 were as follows:

	First Quarter
In millions	2024	2023
Net sales	$1.5	$2.3
Cost of goods sold	(1.1)	(1.9)
Gross profit	$0.4	$0.4
Selling, general and administrative expenses	(0.4)	(0.3)
Restructuring charges	(0.1)	(0.1)
Operating (loss) / profit	$(0.1)	$—
Tax credit / (charge)	—	—
Net (loss) / profit	$(0.1)	$—

11.    Discontinued Operations (continued)

The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	March 31,	December 31,
In millions	2024	2023
Inventory	$3.7	$3.3
Accounts and other receivables	2.1	2.3
Current assets	5.8	5.6

Right-of-use-assets	1.8	2.1
Held-for-sale assets	$7.6	$7.7

Held-for-sale liabilities
Accounts payable	0.8	0.9
Accrued liabilities	0.3	0.4
Other liabilities	2.5	2.6
Held-for-sale liabilities	$3.6	$3.9
There was $0.1m of capital expenditure in the first quarter of 2024 (2023: none), there was no depreciation and amortization or any other significant non-cash items.
12.    Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	March 31,	December 31,
In millions	2024	2023
Inventory	$18.0	$3.3
Accounts and other receivables	6.8	2.3
Current assets	24.8	5.6

Property, plant and equipment	1.2	1.2
Right-of-use-assets	1.8	2.1
Non-current assets	3.0	3.3

Total held-for-sale assets	$27.8	$8.9

Held-for-sale liabilities
Accounts payable	2.1	0.9
Accrued liabilities	1.9	0.4
Other liabilities	4.0	2.6
Held-for-sale liabilities	$8.0	$3.9
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligns with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business with the intention of divesting this business in 2024.
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at March 31, 2024, however the business does not meet the criteria to be classified as a discontinued operation.

13.    Share Plans

Total share-based compensation expense for the quarters ended March 31, 2024 and April 2, 2023 was as follows:

	First Quarter
In millions	2024	2023
Total share-based compensation charges	$0.6	$0.6

In March 2024, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 155,000 and the weighted average fair value of options granted in 2024 was estimated to be $10.44 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2024 and the year-ended December 31, 2023:

	First Quarter	Year ended December 31,
	2024	2023
Dividend yield (%)	3.15 - 3.32	3.15 - 3.32
Expected volatility range (%)	31.54 - 43.49	31.54 - 43.49
Risk-free interest rate (%)	3.67 - 5.16	3.67 - 5.16
Expected life of share options range (years)	1.00 - 4.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

14.    Shareholders' Equity
Dividends paid and proposed

	First Quarter
In millions	2024	2023
Dividends declared and paid during the year:
Interim dividend paid February 1, 2023 ($0.130 per ordinary share)	$—	$3.5
Interim dividend paid February 7, 2024 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

In millions	2024	2023
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 3, 2023, and to be paid May 3, 2023 ($0.130 per ordinary share)	$—	$3.5
Interim dividend declared April 9, 2024, and to be paid May 8, 2024 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

15.    Segmental Information
We classify our operations into business segments, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has five identified business units, which aggregate into three reportable segments within continuing operations, and one within discontinued operations. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment. As of December 31, 2023, it was determined that the Luxfer Graphic Arts reporting segment no longer met the criteria, specifically, similar economic characteristics, to be aggregated within the Elektron segment for 2023. As a result, Luxfer Graphic Arts has been disaggregated from the Elektron segment and is being reported separately as the Graphic Arts segment. The Elektron segment's results for 2023 have been adjusted to exclude Graphic Arts' results. Our Superform business unit used to aggregate into the Gas Cylinders segment but is now recognized within discontinued operations. A summary of the operations of the segments within continuing operations is provided below:
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
Other
Other, as used below, primarily represents unallocated corporate expense and includes non-service related defined benefit pension credit / cost.
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
Financial information by reportable segment for the Quarters ended March 31, 2024, and April 2, 2023, is included in the following summary:

	Net sales		Adjusted EBITDA
	First Quarter		First Quarter
In millions	2024	2023	2024	2023
Gas Cylinders segment	$45.4	$41.5	$4.1	$2.5
Elektron segment	37.7	52.4	6.4	9.5
Graphic Arts segment	6.3	7.4	(1.7)	(0.7)
Consolidated	$89.4	$101.3	$8.8	$11.3
(1) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

15.    Segmental Information (continued)

	Depreciation and amortization		Restructuring charges
	First Quarter		First Quarter
In millions	2024	2023	2024	2023
Gas Cylinders segment	$0.8	$1.1	$0.5	$0.3
Elektron segment	1.6	1.7	0.2	—
Graphic Arts segment	—	0.5	—	—
Consolidated	$2.4	$3.3	$0.7	$0.3

	Total assets		Capital expenditures
	March 31,	December 31,	First Quarter
In millions	2024	2023	2024	2023
Gas Cylinders segment	$137.8	$131.0	$0.8	$0.3
Elektron segment	167.3	162.4	0.7	1.6
Graphic Arts segment	19.0	19.6	—	0.1
Other	54.3	51.3	—	—
Discontinued operations	7.6	7.8	—	(0.1)
Consolidated	$386.0	$372.1	$1.5	$1.9

	Property, plant and equipment, net
	First Quarter	December 31,
In millions	2024	2023
U.S.	$26.3	$26.8
United Kingdom	32.1	32.8
Canada	3.0	2.9
Rest of Europe	1.0	1.0
Asia Pacific	0.3	0.3
	$62.7	$63.8

The following table presents a reconciliation of Adjusted EBITDA to net income from continuing operations:

	First Quarter
In millions	2024	2023
Adjusted EBITDA	$8.8	$11.3
Other share-based compensation charges	(0.6)	(0.6)
Depreciation and amortization	(2.4)	(3.3)
Restructuring charges	(0.7)	(0.3)
Acquisition and disposal related costs	(0.2)	—
Defined benefits pension credit / (charge)	0.3	(8.9)
Interest expense, net	(1.4)	(1.3)
Net income / (loss) before income taxes from continuing operations	$3.8	$(3.1)

15.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the First Quarter ended March 31, 2024, and April 2, 2023:

	Net Sales(1)
	First Quarter
	2024		2023
	$M	Percent	$M	Percent
United States	$53.2	59.6%	$57.7	57.0%
Germany	5.4	6.0%	6.3	6.2%
U.K.	4.3	4.8%	5.6	5.5%
Canada	4.0	4.5%	1.8	1.8%
Japan	3.7	4.1%	4.5	4.4%
Top five countries	$70.6	79.0%	$75.9	74.9%
Rest of Europe	12.1	13.5%	13.0	12.8%
Asia Pacific	3.6	4.0%	9.1	9.0%
Other (2)	3.1	3.5%	3.3	3.3%
	$89.4		$101.3
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America the Middle East and Africa.

16.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at March 31, 2024 and December 31, 2023. Of these committed facilities, $53.5 million was drawn at March 31, 2024 and $43.1 million at December 31, 2023. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at March 31, 2024 and December 31, 2023.

	Uncommitted Facilities
	March 31, 2024		December 31, 2023
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	4.0	2.2	4.0	2.2
Overdraft	7.8	0.3	7.8	4.6
	$12.4	$2.7	$12.4	$7.0
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

In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related thereto are covered by insurance. Negotiations as to recovery of historic defense costs are ongoing, and therefore the Company has not recognized any asset with respect to said recovery as of March 31, 2023. The Company recognized $0.2 million realizable other income in the quarter with respect to historic defense costs previously incurred by the Company. An additional $1.3 million was realized in April 2024 and will be reflected in the Company's second quarter financial statements.

17. Pension Settlement
In the first quarter of 2023, there was a $9.2 million charge in relation to the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. This was partially offset by a $0.3 million defined benefit credit on the U.K. pension plan.

18. Subsequent Events
In April 2024, the Company received an additional $1.3 million in relation to the recovery of historic defense costs for the aforementioned legal case in Note 16 and will be reflected in the Company's second quarter financial statements.

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
Please read the sections "Business" and "Risk factors" included within the 2023 Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

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
Key trends and uncertainties regarding our existing business
Margin pressure resulting from supply chain challenges easing
We have recently experienced supply chain challenges, which resulted in higher cost of certain raw materials. In our supply chain, previously described challenges caused by the disruption in our U.S. domestic magnesium supply continued, and overall competitive cost pressures persisted. These issues have been particularly acute in our Graphic Arts segment, where the ability to pass through higher costs to our customers has proved to be constrained. In recent months however, the purchase price of Magnesium has been falling, which will result in lower input cost in 2024. We have implemented cost-saving measures in Graphic Arts, including a headcount reduction program, prior to announcing our intention to dispose of that business in line with our recently-announced expanded and accelerated strategic review. We are also pursuing further actions to improve margins and maintain strong cash flow across the business.

In the majority of cases we are able to pass through inflationary costs to our customers, although we are still constrained by a relatively small number of contracts, particularly in the Gas Cylinders segment, the longest running of which is not subject to renewal until the middle of the current year. However, our expectation is that the adverse impact of material availability / inflation, energy cost inflation and labor and transport constraints will lessen in 2024 and indeed some costs have started to fall. In certain cases, including when dictated by contract, we will look to share cost savings with customers through lower pricing. However the outlook still remains uncertain with both the size and timing of future cost movements difficult to predict.

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
•Further improvements in ESG standing through focus on sustainability and on our values of team-working and accountability; and
•Focus on recruiting, developing and maintaining talent, including our new leadership development programs, while driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the First Quarter of 2024 and 2023 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$89.4	$101.3	(11.7)%
Cost of goods sold	(71.0)	(80.2)	(11.5)%
Gross profit	18.4	21.1	(12.8)%
% of net sales	20.6%	20.8%	(0.2)
Selling, general and administrative expenses	(11.6)	(12.5)	(7.2)%
% of net sales	13.0%	12.3%	0.7
Research and development	(1.2)	(1.2)	—%
% of net sales	1.3%	1.2%	0.1
Restructuring charges	(0.7)	(0.3)	133.3%
% of net sales	0.8%	0.3%	0.5
Acquisition and disposal related costs	(0.2)	—	n/a
% of net sales	0.2%	—%	0.2
Other income	0.2	—	n/a
% of net sales	0.2%	—%	0.2
Operating income	$4.9	$7.1	(31.0)%
% of net sales	5.5%	7.0%	(1.5)
Net interest expense	(1.4)	(1.3)	7.7%
% of net sales	1.6%	1.3%	0.3
Defined benefit pension credit / (charge)	0.3	(8.9)	n/a
% of net sales	0.3%	(8.8)%	9.1
Income / (loss) before income taxes	$3.8	$(3.1)	n/a
% of net sales	4.3%	(3.1)%	7.4
(Provision) / credit for income taxes	(1.0)	3.6	n/a
Effective tax rate	26.3%	116.1%	(89.8)
Net income from continuing activities	$2.8	$0.5	460.0%
% of net sales	3.1%	0.5%	2.6

Net sales
Adjusting for foreign exchange tailwinds of $0.7 million, net sales have decreased by 12.4% in the first quarter of 2024. The passing through of material cost inflation, where not constrained by contract, increased net sales in first quarter of 2024 from 2023 by $1.7 million. Sales were negatively impacted in the quarter from:
•Reduced sales of magnesium powders used in military countermeasure flares following customers destocking;
•Lower demand for zirconium products in both general industrial and transportation applications;
•Lower shipments of chemical response kits following increased sales in the prior year period; and
•Lower demand for magnesium aerospace products.
These decreases were partially offset by:
•Significant increase in Alternative Fuel ("AF") cylinder sales;
•Continued increased demand for SCBA cylinders;
•Higher sales in the Oil and Gas industry; and
•Increased Meals-Ready-to-Eat ("MRE") product sales.

Gross profit
The 0.2 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2024 from 2023 was primarily the result of the continued increased material and labor costs, particularly in our Graphic Arts Division, while contract renegotiations and manufacturing efficiencies have had a positive impact on margins within the Gas Cylinders and Elektron Divisions respectively.

Selling, general and administrative expenses ("SG&A")
SG&A expenses have decreased $0.9 million, but as a percentage of sales there has been a 0.7 percentage point increase in 2024 from 2023. The gross figure has been positively impacted by the $1.0 million reduction in legal fees, although reduced revenue has led to the percentage point increase.

Research and development costs
Research and development costs remained flat, with a slight increase as a percentage of sales in the first quarter of 2024 relative to 2023 respectively, attributable to the reduction in sales.

Restructuring charges
The $0.7 million restructuring charge in the first quarter of 2024, predominantly relates to costs incurred in respect of cost savings initiatives affecting our North American Gas Cylinders business ($0.4 million) and clean up costs of $0.2 million in relation to the consolidation of production facilities in the Magnesium Powders operations. There was a further $0.1 million relating to costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019.
The $0.3 million restructuring charge in the first quarter of 2023, predominantly relates to costs incurred in respect of cost savings initiatives affecting our North American Gas Cylinders business.

Acquisition and disposal related costs
Acquisition and disposal related costs of $0.2 million in 2024 represents amounts incurred in relation to the planned disposal of Luxfer Graphic Arts.

Net interest expense
Net interest expense of $1.4 million in the first quarter of 2024 increased slightly from the $1.3 million in the first quarter 2023, largely due to the continuing impact of higher interest rates.

Defined benefit pension credit / (charge)
In 2024 there was a defined benefit credit of $0.3 million for the U.K. plan, consistent with 2023. 2023 was also impacted by the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income.

Provision for income taxes
The movement in the statutory effective tax rate from 116.1% in 2023, to 26.3% in 2024, was primarily due to non-deductible expenses and deferred tax credit in 2023, predominantly in relation to the previously mentioned pension buyout. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 23.1% in 2024 from 21.7% in 2023, largely as a result of the statutory tax rate increase in the U.K. from 19% to 25%, which came into effect in April 2023.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following tables of non-GAAP summary financial data presents a reconciliation of net income from continuing operations and diluted earnings per ordinary share from continuing operations to adjusted net income from continuing operations, adjusted EBITA from continuing operations, adjusted income from continuing operations before income taxes, adjusted EBITDA from continuing operations, adjusted earnings per ordinary share from continuing operations, adjusted provision for income taxes and adjusted effective tax rate from continuing operations, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income, adjusted earnings per share, adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income from continuing operations, adjusted earnings per share from continuing operations, adjusted EBITA from continuing operations and adjusted EBITDA from continuing operations in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability. In 2024, the Company initiated a process to divest the Graphic Arts business. While Graphic Arts does not meet the 'strategic shift' criteria outlined in ASC 205-20 for it to be classified as a discontinued operation, we believe that given the expectation that divestiture will be completed in the current year, it is appropriate in the the tables below to separate out the results of Graphic Arts in order to provide a more complete financial summary for the period.

	First Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$2.8	$(1.6)	$4.4	$0.5	(1.0)	$1.5
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Acquisition and disposal related charge	0.2	0.2	—	—	—	—
Defined benefit pension (credit) / charge	(0.3)	—	(0.3)	8.9	—	8.9
Restructuring charge	0.7	—	0.7	0.3	—	0.3
Share-based compensation charge	0.6	0.1	0.5	0.6	—	0.6
Tax impact of defined benefit settlement	—	—	—	(4.9)	—	(4.9)
Income tax on adjusted items	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Adjusted net income / (loss)	$4.0	$(1.3)	$5.3	$5.4	$(1.0)	$6.4
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.10	$(0.06)	$0.16	$0.02	$(0.04)	$0.06
Impact of adjusted items	0.05	0.01	0.04	0.18	—	0.18
Adjusted diluted earnings / (loss) per ordinary share	$0.15	$(0.05)	$0.20	$0.20	$(0.04)	$0.24
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$4.0	$(1.3)	$5.3	$5.4	$(1.0)	$6.4
Add back:
Income tax on adjusted items	0.2	—	0.2	0.2	—	0.2
Provision / (credit) for income taxes	1.0	(0.4)	1.4	(3.6)	(0.2)	(3.4)
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Net finance costs	1.4	—	1.4	1.3	—	1.3
Adjusted EBITA	6.6	(1.7)	8.3	8.2	(1.2)	9.4
Depreciation	2.2	—	2.2	3.1	0.5	2.6
Adjusted EBITDA	8.8	(1.7)	10.5	11.3	(0.7)	12.0

The following table presents a reconciliation for the adjusted effective tax rate, which management believes is a KPI used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	First Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$4.0	$(1.3)	$5.3	$5.4	$(1.0)	$6.4
Add back:
Income tax on adjusted items	0.2	—	0.2	0.2	—	0.2
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Provision / (credit) for income taxes	1.0	(0.4)	1.4	(3.6)	(0.2)	(3.4)
Adjusted income from continuing operations before income taxes	5.2	(1.7)	6.9	6.9	(1.2)	8.1
Adjusted provision / (credit) for income taxes	1.2	(0.4)	1.6	1.5	(0.2)	1.7
Adjusted effective tax rate from continuing operations	23.1%	23.5%	23.2%	21.7%	16.7%	21.0%

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Gas Cylinders, Elektron and Graphic Arts). The three segments comprise various product offerings that serve multiple end-markets.
During 2023, the Graphic Arts reporting segment has been disaggregated from the Elektron segment and is being reported separately as the Graphic Arts segment. The Elektron segment's results for 2023 has been adjusted to strip out Graphic Arts' results.
Adjusted EBITDA represents operating income adjusted for share based compensation charges; restructuring charges; acquisition and disposal related gains and costs; depreciation and amortization. A reconciliation to net income and taxes can be found in Note 15 to the condensed consolidated financial statements.

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$45.4	$41.5	9.4%
Adjusted EBITDA	4.1	2.5	64.0%
% of net sales	9.0%	6.0%	3.0
Net sales
The 9.4% increase in Gas Cylinders sales in the first quarter of 2024 from 2023 was primarily the result of:
•Significant increase in Alternative Fuel cylinder sales;
•Continued increase in demand for SCBA cylinders; and
•$0.5 million FX tailwind.
The Gas Cylinders Division has also benefited from renegotiated contracts, which previously constrained inflationary cost pass through, therefore adversely impacting the first quarter of 2023 relative to the current year quarter.
These increases have been partially offset by reduced sales of aluminum cylinders used in our general industrial end market.

Adjusted EBITDA
There was a 3.0 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the first quarter of 2024 relative to 2023. This was primarily due to the impact of new sales contracts, partially offset by adverse volume and mix reductions.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$37.7	$52.4	(28.1)%
Adjusted EBITDA	6.4	9.5	(32.6)%
% of net sales	17.0%	18.1%	(1.1)
Net sales
The 28.1% decrease in Elektron sales in the first quarter of 2024 from 2023 was primarily the result of:
•Reduced sales of magnesium powders used both in military countermeasure flares and general industrial applications;
•Lower demand for zirconium products used in automotive catalysis and in general industrial applications;
•Reduction in sales of chemical response kits; and
•Lower demand for magnesium aerospace products.
These decreases were partially offset by:
•Higher sales in the Oil and Gas industry; and
•Increased MRE product sales.
Net sales were also impacted by $0.1 million of FX tailwinds.

Adjusted EBITDA
The 1.1 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in the first quarter of 2024 from 2023 was impacted by adverse movement in volume and mix and $0.6 million unfavorable FX. This was partially offset by the reduction in legal costs of $1.0 million from those incurred in the first quarter of 2023.

GRAPHIC ARTS
The net sales and adjusted EBITDA for Graphic Arts were as follows:

	First Quarter		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$6.3	$7.4	(14.9)%
Adjusted EBITDA	(1.7)	(0.7)	(142.9)%
% of net sales	(27.0)%	(9.5)%	(17.5)
Net sales
The 14.9% decrease in Graphic Arts sales in the first quarter of 2024 from 2023 was primarily the result of decreased demand for photo-engraving plates, particularly outside the North American market..

Adjusted EBITDA
The increased loss in Graphic Arts during the first quarter of 2024 from 2023 was the result of lower volumes coupled with the continued elevated cost of magnesium, linked to historic purchases. Given recent reductions in the magnesium purchase price, material cost is expected to reduce as we progress through the current year.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities and the Loan Note due in 2026. Our principal liquidity needs are:
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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 31, 2024.
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
Cash Flows
Operating activities
Cash provided by operating activities was $3.6 million for the first quarter of 2024 compared to $14.4 million outflow in the first quarter of 2023. It was primarily related to net income from operating activities offset by movements in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension charge / (credit) and net changes to assets and liabilities. In 2023, cash flow was impacted by the significant increase in working capital related to inventory build to protect supply chain and the $2.3 million contribution the Company made in relation to the sale of the U.S. pension plan to an insurer.
Investing activities
Net cash used by investing activities was $1.4 million for the first quarter of 2024, compared to net cash used for investing activities of $2.0 million in 2023, as a result of reduced capital expenditure in the quarter.

Financing activities
In the first quarter of 2024, net cash provided by financing activities was $2.3 million, compared to $5.3 million inflow in 2023. We made net repayment of our overdraft facility of $4.3 million (2023: nil), net drawdown on our banking facilities of $10.6 million (2023: $9.9 million) and dividend payments of $3.5 million (2023: $3.5 million), equating to $0.13 per ordinary share respectively. In addition, we paid out $0.1 million (2023: $0.3 million) in settling share based compensation and $0.4 million (2023: $0.8 million) in repurchasing our own shares as part of the share buyback program which equates to 20,000 shares (2023: 48,000 shares).
Capital Resources
Dividends
We paid year-to-date dividends in 2024 of $3.5 million (2023: $3.5 million year-to-date), or $0.13 per ordinary share (2023: $0.13).
Any payment of dividends is also subject to the provisions of the U.K. Companies Act, according to which dividends may only be paid out of profits available for distribution determined by reference to financial statements prepared in accordance with the Companies Act and U.K.-adopted International Accounting Standards, which differ in some respects from GAAP. In the event that dividends are paid in the future, holders of the ordinary shares will be entitled to receive payments in U.S. dollars in respect of dividends on the underlying ordinary shares in accordance with the deposit agreement. Furthermore, because we are a holding company, any dividend payments would depend on cash flows from our subsidiaries.
Authorized shares
Our authorized share capital consists of 40.0 million ordinary shares with a par value of £0.50 per share.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	—	25.0	—	—
Revolving credit facility	53.5	—	53.5	—	—
Bank Overdraft	0.3	0.3	—	—	—
Obligations under operating leases	23.6	4.4	8.2	2.5	8.5
Capital commitments	2.3	2.3	—	—	—
Interest payments	13.0	5.0	8.0	—	—
Total contractual cash obligations	$117.7	$12.0	$94.7	$2.5	$8.5
Off-balance sheet measures
At March 31, 2024, we had no off-balance sheet arrangements other than the two bonding facilities disclosed in Note 16.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first quarter ended March 31, 2024. For additional information, refer to Item 7A of our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024 ,pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the quarter ended March 31, 2024, because of the material weakness described in Item 9A of the Form 10-K filed with the SEC on February 27, 2024 not having been fully remediated by the first quarter of 2024.
Ongoing Remediation of Material Weakness
During the first quarter of 2024, we undertook efforts to develop and design enhanced risk assessment procedures to identify and analyze changes in the business that could have a significant impact on financial reporting and determine actions necessary to mitigate new or evolving risks. We have also implemented a new period-end control over the recording of inventory in-transit and enhanced other post-closing controls. However, the material weakness will not be considered remediated until management have implemented and operated the new risk assessment and inventory controls for a sufficient period of time and have concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weakness in internal control over financial reporting, management, including our Chief Executive Officer and our Chief Financial Officer, believes and has concluded that, the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than the changes related to the ongoing remediation activities related to the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
The Company is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 16 (commitments and contingencies) to the consolidated financial statements in ITEM 1. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse impact is remote.

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 5.        Other Information
Director and Officer Trading Arrangements
None of Luxfer’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.
104    Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
April 30, 2024