Form 10-Q
period 2024-06-30
LUXFER HOLDINGS PLC
filed 2024-07-30
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 30, 2024, was 27,386,677.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)
LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) / INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2024	2023	2024	2023
Net sales	$99.7	$110.4	$189.1	$211.7
Cost of goods sold	(77.7)	(86.2)	(148.7)	(166.4)
Gross profit	22.0	24.2	40.4	45.3
Selling, general and administrative expenses	(11.9)	(12.8)	(23.5)	(25.3)
Research and development	(1.1)	(1.0)	(2.3)	(2.2)
Restructuring charges	(1.1)	(2.5)	(1.8)	(2.8)
Acquisition and disposal related costs	(9.2)	—	(9.4)	—
Other income	5.1	—	5.3	—
Operating income	3.8	7.9	8.7	15.0
Net interest expense	(1.3)	(1.8)	(2.7)	(3.1)
Defined benefit pension credit / (charge)	0.2	0.6	0.5	(8.3)
Income before income taxes	2.7	6.7	6.5	3.6
(Provision) / credit for income taxes	(3.1)	(1.8)	(4.1)	1.8
Net (loss) / income from continuing operations	(0.4)	4.9	2.4	5.4
Loss from discontinued operations, net of tax	(0.1)	(0.2)	(0.2)	(0.2)
Net loss from discontinued operations	(0.1)	(0.2)	(0.2)	(0.2)

Net (loss) / income	$(0.5)	$4.7	$2.2	$5.2

(Loss) / earnings / per share[1]
Basic from continuing operations	$(0.01)	$0.18	$0.09	$0.20
Basic from discontinued operations[2]	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic	$(0.02)	$0.17	$0.08	$0.19

Diluted from continuing operations	$(0.01)	$0.18	$0.09	$0.20
Diluted from discontinued operations[2]	$—	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.02)	$0.17	$0.08	$0.19

Weighted average ordinary shares outstanding
Basic	26,831,372	26,923,804	26,826,123	26,922,528
Diluted	26,932,291	27,065,338	26,892,230	27,083,986
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

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Net (loss) / income	$(0.5)	$4.7	$2.2	$5.2

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment, net of tax	(0.2)	3.4	(2.0)	6.8
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.2 and $5.0 tax, respectively	0.1	0.2	0.4	7.0
Other comprehensive (loss) / income, net of tax	(0.1)	3.6	(1.6)	13.8

Total comprehensive (loss) / income	$(0.6)	$8.3	$0.6	$19.0
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
In millions, except share and per-share data	2024	2023
Current assets
Cash and cash equivalents	$4.3	$2.3
Restricted cash	0.3	0.3
Accounts and other receivables, net of allowances of $0.6 and $0.7, respectively	60.9	59.9
Inventories	88.2	95.9
Current assets held-for-sale	23.4	8.9
Other current assets	1.5	1.5
Total current assets	$178.6	$168.8
Non-current assets
Property, plant and equipment, net	$63.1	$63.8
Right-of-use assets from operating leases	14.3	15.4
Goodwill	67.2	67.5
Intangibles, net	11.6	12.0
Deferred tax assets	3.5	3.9
Investments and loans to joint ventures and other affiliates	0.4	0.4
Pensions and other retirement benefits	41.1	40.3
Total assets	$379.8	$372.1
Current liabilities
Current maturities of long-term debt and short-term borrowing	$0.2	$4.6
Accounts payable	27.5	26.5
Accrued liabilities	23.2	20.9
Taxes on income	5.1	—
Current liabilities held-for-sale	9.4	3.9
Other current liabilities	9.4	8.9
Total current liabilities	$74.8	$64.8
Non-current liabilities
Long-term debt	$74.0	$67.6
Pensions and other retirement benefits	—	0.1
Deferred tax liabilities	10.2	10.2
Other non-current liabilities	14.5	16.8
Total liabilities	$173.5	$159.5
Commitments and contingencies (Note 16)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2024 and 2023; issued and outstanding 28,944,000 for 2024 and 2023	26.5	26.5
Additional paid-in capital	224.2	223.5
Treasury shares	(23.6)	(22.9)
Company shares held by ESOP	(0.8)	(0.9)
Retained earnings	99.5	104.3
Accumulated other comprehensive loss	(119.5)	(117.9)
Total shareholders' equity	206.3	212.6
Total liabilities and shareholders' equity	$379.8	$372.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2024	2023
Operating activities
Net income	$2.2	$5.2
Net loss from discontinued operations	0.2	0.2
Net income from continuing operations	2.4	5.4
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	4.5	6.2
Amortization of purchased intangible assets	0.4	0.4
Amortization of debt issuance costs	0.1	0.2
Share-based compensation charges	1.4	1.3
Deferred income taxes	0.3	1.5
Asset impairment charges	—	2.3
Loss on held for sale asset group	7.5	—
Defined benefit pension (credit) / charge	(0.5)	8.3
Defined benefit pension contributions	—	(2.1)
Changes in assets and liabilities
Accounts and other receivables	(7.9)	3.8
Inventories	(7.5)	(6.4)
Current assets held-for-sale	(2.5)	1.2
Accounts payable	2.4	(9.1)
Accrued liabilities	3.5	(5.9)
Current liabilities held-for-sale	2.0	(1.5)
Other current liabilities	5.8	(7.4)
Other non-current assets and liabilities	0.6	0.5
Net cash provided / (used) by operating activities - continuing	12.5	(1.3)
Net cash provided by operating activities - discontinued	0.1	0.1
Net cash provided / (used) by operating activities	12.6	(1.2)
Investing activities
Capital expenditures	(4.1)	(4.9)
Net cash used by investing activities - continuing	(4.1)	(4.9)
Net cash used by investing activities - discontinued	(0.1)	(0.1)
Net cash used by investing activities	(4.2)	(5.0)
Financing activities
Net repayment of short-term borrowings	(4.4)	(25.0)
Net drawdown of long-term borrowings	6.4	35.1
Repurchase of own shares	(1.0)	(1.6)
Share-based compensation cash paid	(0.3)	(0.3)
Dividends paid	(7.0)	(7.0)
Net cash (used) / provided by financing activities	(6.3)	1.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.3
Net increase / (decrease)	$2.0	$(4.7)
Cash, cash equivalents and restricted cash; beginning of year	2.6	12.9
Cash, cash equivalents and restricted cash; end of the second quarter	4.6	8.2

Supplemental cash flow information:
Interest payments	$2.8	$2.8
Income tax payments, net	0.3	2.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2024	$26.5	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	—	(0.4)	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	—	—	—	(0.2)
At March 31, 2024	26.5	223.9	(1.5)	(23.3)	(0.6)	(0.9)	103.5	(119.4)	210.3
Net loss	—	—	—	—	—	—	(0.5)	—	(0.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.8	—	—	—	—	—	—	0.8
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.3	—	—	—	—	—
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	0.1	—	—	(0.1)
At June 30, 2024	26.5	224.2	(1.6)	(23.6)	(0.6)	(0.8)	99.5	(119.5)	206.3

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2023	$26.5	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net income	—	—	—	—	—	—	0.5	—	0.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	10.2	10.2
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.3)	—	—	—	—	—	—	(0.3)
At April, 2023	$26.5	$221.7	(1.4)	$(21.2)	(0.7)	$(1.0)	$117.2	$(129.2)	$214.0
Net income	—	—	—	—	—	—	4.7	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	—	—	—	(7.0)	—	(7.0)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.8)	—	—	—	—	(0.8)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share based compensation	—	—	—	—	0.1	0.1	—	—	0.1
At July 2, 2023	$26.5	$222.1	(1.4)	$(21.8)	(0.6)	$(0.9)	$114.9	$(125.6)	$215.2

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2024, ended on June 30, 2024, and the Second Quarter 2023, ended on July 2, 2023.
Accounting standards issued but not yet effective
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance is effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
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
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2024	2023	2024	2023
Basic (loss) / earnings:
Net (loss) / income from continuing operations	$(0.4)	$4.9	$2.4	$5.4
Net loss from discontinued operations	(0.1)	(0.2)	(0.2)	(0.2)
Net (loss) / income	$(0.5)	$4.7	$2.2	$5.2

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,831,372	26,923,804	26,826,123	26,922,528
Dilutive effect of potential common stock	100,919	141,534	66,107	161,458
For diluted earnings per share	26,932,291	27,065,338	26,892,230	27,083,986

(Loss) / earnings per share using weighted average number of ordinary shares outstanding(1):
Basic (loss) / earnings per ordinary share for continuing operations	$(0.01)	$0.18	$0.09	$0.20
Basic loss per ordinary share for discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic (loss) / earnings per ordinary share	$(0.02)	$0.17	$0.08	$0.19

Diluted (loss) / earnings per ordinary share for continuing operations	$(0.01)	$0.18	$0.09	$0.20
Diluted loss per ordinary share for discontinued operations	—	(0.01)	(0.01)	(0.01)
Diluted (loss) / earnings per ordinary share	$(0.02)	$0.17	$0.08	$0.19
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

3.    Net Sales
Disaggregated sales disclosures for the second quarter and year-to-date ended June 30, 2024, and July 2, 2023, are included below and in Note 15, Segmental Information.

	Second Quarter
	2024				2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$24.6	$17.9	$—	$42.5	$20.9	$26.8	$—	$47.7
Transportation	17.2	11.1	—	28.3	18.6	12.9	—	31.5
General industrial	8.0	13.0	7.9	28.9	9.0	13.3	8.9	31.2
	$49.8	$42.0	$7.9	$99.7	$48.5	$53.0	$8.9	$110.4

	Year-to-date
	2024				2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$45.2	$31.8	$—	$77.0	$39.0	$50.9	$—	$89.9
Transportation	36.3	20.9	—	57.2	32.5	25.7	$—	58.2
General industrial	13.7	27.0	14.2	54.9	18.5	28.8	$16.3	63.6
	$95.2	$79.7	$14.2	$189.1	$90.0	$105.4	$16.3	$211.7
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $1.1 million and $1.8 million restructuring charge in the second quarter and first six months, respectively, of 2024 predominantly relates to continued costs aimed at reducing our fixed cost structure and realigning our business.
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
Restructuring-related costs by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Severance and other costs
Gas Cylinders	$1.1	$0.2	$1.6	$0.5
Elektron	—	—	0.2	—
	$1.1	$0.2	$1.8	$0.5
Asset impairments
Gas Cylinders	$—	$2.3	$—	$2.3

Total restructuring charges	$1.1	$2.5	$1.8	$2.8
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2024
Balance at January 1,	$3.3
Costs incurred	1.8
Cash payments and other	(1.9)
Balance at June 30,	$3.2
5.    Other income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $5.1 million and $5.3 million in the second quarter and first half, respectively, of 2024, in relation to these costs previously incurred by the Company. The Company received $4.5 million in the first half of 2024 with a further $0.8 million confirmed in June 2024 and received in July 2024.
The Company is still in negotiations with the insurance company with regard to final payment of previously-paid litigation costs. We are unable to reliably estimate the recoverable amount, and given the uncertainty, we have not recognized anything additional to amounts received.

6.    Income Taxes
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
The effective income tax rate on continuing operations for the first half ended June 30, 2024, was a 63.1%, tax charge compared to a 50.0% credit for the first half ended July 2, 2023. The rate was impacted by non-deductible expenses and the loss on held-for-sale asset group. 2023 was also impacted by a deferred tax credit primarily in relation to the U.S. pension buyout..
7.    Acquisition and disposal related costs

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Loss on held-for-sale asset group	$7.5	$—	$7.5	$—
Disposal related costs	1.7	—	1.9	—
	$9.2	$—	$9.4	$—
The $7.5 million loss on held-for-sale asset group relates to the Graphic Arts' assets which have been revalued to the expected consideration the Company will receive.
Disposal-related costs of $1.7 million and $1.9 million in the second quarter and first half of 2024, respectively, represent professional fees incurred and accrued in relation to the planned divestiture of the Graphic Arts segment.

8.    Supplementary balance sheet information

	June 30,	December 31,
In millions	2024	2023
Accounts and other receivables
Trade receivables	$53.7	$52.3
Related parties	0.1	0.1
Prepayments and accrued income	4.1	5.7
Derivative financial instruments	—	0.4
Other receivables	3.0	1.4
Total accounts and other receivables	$60.9	$59.9

Inventories
Raw materials and supplies	$32.4	$34.7
Work-in-process	27.8	34.8
Finished goods	28.0	26.4
Total inventories	$88.2	$95.9

Other current assets
Income tax receivable	1.5	1.5
Total other current assets	$1.5	$1.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$51.9	$51.0
Machinery and equipment	238.4	234.9
Construction in progress	11.6	13.6
Total property, plant and equipment	301.9	299.5
Accumulated depreciation and impairment	(238.8)	(235.7)
Total property, plant and equipment, net	$63.1	$63.8

Current maturities of long-term debt and short-term borrowings
Overdrafts	0.2	4.6
Total current maturities of long-term debt and short-term borrowings	$0.2	$4.6

Other current liabilities
Restructuring provision	$3.2	$3.3
Short term provision	0.1	0.1
Derivative financial instruments	0.2	—
Operating lease liability	4.0	4.7
Advance payments	1.9	0.8
Total other current liabilities	$9.4	$8.9

Other non-current liabilities
Contingent liabilities	$1.8	$1.6
Operating lease liability	12.7	15.0
Other non-current liabilities	—	0.2
Total other non-current liabilities	$14.5	$16.8

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first half ended June 30, 2024, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2024	$26.2	$41.3	$67.5
Exchange difference	(0.2)	(0.1)	(0.3)
Net balance at June 30, 2024	$26.0	$41.2	$67.2
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of June 30, 2024 and December 31, 2023.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1 and June 30, 2024	$15.2	$7.8	$23.0

Accumulated amortization:
At January 1, 2024	$6.6	$4.4	$11.0
Charge	0.2	0.2	0.4
At June 30, 2024	$6.8	$4.6	$11.4

Net book values:
At January 1, 2024	$8.6	$3.4	$12.0
At June 30, 2024	$8.4	$3.2	$11.6

Identifiable intangible asset amortization expense was $0.4 million and $0.4 million for the first half of 2024 and 2023 respectively.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

10.    Debt

Debt outstanding was as follows:

	June 30,	December 31,
In millions	2024	2023
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	49.3	43.1
Bank overdraft	0.2	4.6
Unamortized debt issuance costs	(0.3)	(0.5)
Total debt	74.2	72.2
Less current portion	(0.2)	(4.6)
Non-current debt	$74.0	$67.6
The weighted-average interest rate on the revolving credit facility was 7.80% for the first half of the year and 7.70% for the full-year 2023.

10.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to June 30, 2024.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the first half of 2024, we drew down net $6.4 million on the Revolving Credit Facility and the balance outstanding at June 30, 2024, was $49.3 million, and at December 31, 2023, was $43.1 million, with $75.7 million undrawn at June 30, 2024.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011 to June 30, 2024.
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
Results of discontinued operations in the first six months of 2024 and 2023 were as follows:

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Net sales	$1.6	$1.9	$3.1	$4.2
Cost of goods sold	(1.4)	(1.7)	(2.5)	(3.6)
Gross profit	0.2	0.2	0.6	0.6
Selling, general and administrative expenses	(0.4)	(0.4)	(0.8)	(0.7)
Restructuring charge	—	(0.1)	(0.1)	(0.2)
Operating loss	(0.2)	(0.3)	(0.3)	(0.3)
Tax credit	0.1	0.1	0.1	0.1
Net loss	$(0.1)	$(0.2)	$(0.2)	$(0.2)

11.    Discontinued Operations (continued)
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	June 30,	December 31,
In millions	2024	2023
Inventory	$3.7	$3.3
Accounts and other receivables	2.1	2.3
Current assets	5.8	5.6

Right-of-use-assets	1.7	2.1
Held-for-sale assets	$7.5	$7.7

Held-for-sale liabilities
Accounts payable	$0.7	$0.9
Accrued liabilities	0.3	0.4
Other liabilities	2.4	2.6
Held-for-sale liabilities	$3.4	$3.9
There was $0.1m of capital expenditure in the second half of 2024 (2023: none), there was no depreciation and amortization or any other significant non-cash items.
12.    Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	June 30,	December 31,
In millions	2024	2023
Inventory	$12.3	$3.3
Accounts and other receivables	8.2	2.3
Current assets	20.5	5.6

Property, plant and equipment	1.2	1.2
Right-of-use-assets	1.7	2.1
Non-current assets	2.9	3.3

Total held-for-sale assets	$23.4	$8.9

Held-for-sale liabilities
Accounts payable	2.9	0.9
Accrued liabilities	2.9	0.4
Other liabilities	3.6	2.6
Held-for-sale liabilities	$9.4	$3.9
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligns with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business with the intention of divesting this business in 2024.
In the second quarter of 2024, the company recognized a $7.5 million loss on held-for-sale asset group recognized in continuing operations, relating to our Graphic Arts segment to reflect the the fair value of Graphic Arts. A $1.4 million accrual, also recognized within acquisition and disposal related costs in the Income Statement, has been recognized for expected costs in relation to professional fees in relation to the planned divestiture of the Graphic Arts segment.
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at June 30, 2024, however the business does not meet the criteria to be classified as a discontinued operation.

13.    Share Plans

Total share-based compensation expense for the quarters ended June 30, 2024, and July 2, 2023, was as follows:

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Total share-based compensation charges	$0.8	$0.7	$1.4	$1.3

In March 2024, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 155,000 and the weighted average fair value of options granted in 2024 was estimated to be $10.44 per share.
In June 2024, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was 47,012 and the weighted-average fair value of options granted was estimated to be $10.53 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2024 and the year-ended December 31, 2023:

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

14.    Shareholders' Equity
Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Dividends declared and paid / accrued during the year:
Interim dividend declared January 3, 2023 and paid February 1, 2023 ($0.130 per ordinary share)	$—	$—	$—	$3.5
Interim dividend declared April 3, 2023 and paid May 3, 2023 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend declared June 29, 2023 and paid August 2, 2023 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend declared January 19, 2024 and paid February 7, 2024 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared April 9, 2024 and paid May 8, 2024 ($0.130 per ordinary share)	3.5	—	3.5	—
	$3.5	$7.0	$7.0	$10.5

In millions	2024	2023
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 8, 2024 and paid August 7, 2024 ($0.130 per ordinary share)	$3.5	$—
	$3.5	$—

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
Gas Cylinders segment
Our Gas Cylinders segment manufactures and markets specialized highly-engineered cylinders, using composites and aluminum alloys, including pressurized cylinders for use in various applications including self-contained breathing apparatus ('SCBA') for firefighters, containment of oxygen and other medical gases for healthcare, alternative fuel ('AF') vehicles, and general industrial applications.
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
Other
Other, as used below, primarily represents unallocated corporate expense and includes non-service related defined benefit pension credit / charge.
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
Financial information by reportable segment for the Second Quarter and first half ended June 30, 2024, and July 2, 2023, is included in the following summary:

	Net sales				Adjusted EBITDA
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Gas Cylinders segment	$49.8	$48.5	$95.2	$90.0	$4.9	$4.9	$9.0	$7.4
Elektron segment	42.0	53.0	79.7	105.4	12.4	9.5	18.8	19.0
Graphic Arts segment	7.9	8.9	14.2	16.3	0.1	—	(1.6)	(0.7)
Consolidated	$99.7	$110.4	$189.1	$211.7	$17.4	$14.4	$26.2	$25.7
(1) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

15.    Segmental Information (continued)

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Gas Cylinders segment	$0.9	$1.0	$1.7	$2.1	$1.1	$2.5	$1.6	$2.8
Elektron segment	1.6	1.8	3.2	3.5	—	—	0.2	—
Graphic Arts segment	—	0.5	—	1.0	—	—	—	—
Consolidated	$2.5	$3.3	$4.9	$6.6	$1.1	$2.5	$1.8	$2.8

	Total assets		Capital expenditures
	June 30,	December 31,	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023	2024	2023
Gas Cylinders segment	$136.7	$131.0	$1.3	$0.3	$2.1	$0.6
Elektron segment	167.7	162.4	1.4	2.3	2.1	3.9
Graphic Arts segment	14.7	19.6	0.1	0.4	0.1	0.5
Other	53.2	51.3	—	—	—	—
Discontinued operations	7.5	7.8	—	0.2	—	0.1
Consolidated	$379.8	$372.1	$2.8	$3.2	$4.3	$5.1

	Property, plant and equipment, net
	June 30,	December 31,
In millions	2024	2023
U.S.	$26.8	$26.8
United Kingdom	32.0	32.8
Canada	3.0	2.9
Rest of Europe	1.0	1.0
Asia Pacific	0.3	0.3
	$63.1	$63.8

The following table presents a reconciliation of Adjusted EBITDA to net income before income taxes, from continuing operations:

	Second Quarter		Year-to-date
In millions	2024	2023	2024	2023
Adjusted EBITDA	$17.4	$14.4	$26.2	$25.7
Other share-based compensation charges	(0.8)	(0.7)	(1.4)	(1.3)
Depreciation and amortization	(2.5)	(3.3)	(4.9)	(6.6)
Restructuring charges	(1.1)	(2.5)	(1.8)	(2.8)
Acquisition and disposal related costs	(9.2)	—	(9.4)	—
Defined benefits pension credit / (charge)	0.2	0.6	0.5	(8.3)
Interest expense, net	(1.3)	(1.8)	(2.7)	(3.1)
Net income before income taxes from continuing operations	$2.7	$6.7	$6.5	$3.6

15.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the Second Quarter ended June 30, 2024, and July 2, 2023:

	Net Sales(1)
	Second Quarter				Year-to-date
	2024		2023		2024		2023
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$57.3	57.6%	$67.8	61.5%	$110.5	58.4%	$125.5	59.3%
Germany	7.2	7.2%	3.8	3.4%	12.6	6.7%	10.1	4.8%
United Kingdom	6.3	6.3%	5.2	4.7%	10.6	5.6%	10.8	5.1%
Japan	5.0	5.0%	6.3	5.7%	9.0	4.8%	10.8	5.1%
Canada	2.8	2.8%	3.4	3.1%	6.5	3.4%	5.2	2.5%
Top five countries	78.6	78.9%	86.5	78.4%	149.2	78.9%	162.4	76.7%
Rest of Europe	12.3	12.3%	11.7	10.6%	24.4	13.0%	24.7	11.7%
Asia Pacific	6.7	6.7%	8.3	7.5%	10.3	5.4%	17.3	8.2%
Other (2)	2.1	2.1%	3.9	3.5%	5.2	2.7%	7.3	3.4%
	$99.7		$110.4		$189.1		$211.7
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America and Africa.

16.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at June 30, 2024 and December 31, 2023. Of these committed facilities, $49.3 million was drawn at June 30, 2024 and $43.1 million at December 31, 2023. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at June 30, 2024 and December 31, 2023.

	Uncommitted Facilities
	June 30, 2024		December 31, 2023
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.1	$0.6	$0.2
Letters of Credit	$4.0	$2.2	$4.0	$2.2
Overdraft	$7.8	$0.2	$7.8	$4.6
	$12.4	$2.5	$12.4	$7.0
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
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $5.1 million and $5.3 million in the second quarter and first half, respectively, of 2024, in relation to recovery of these costs previously incurred by the Company. The Company received $4.5 million in the first half of 2024 with a further $0.8 million received in July 2024.
The Company are still in negotiations with the insurance company with regard to final payment of litigation costs. We are unable to reliably estimate the recoverable amount, and given the uncertainty, we have not recognized anything additional to amounts received.

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

18. Subsequent Events
Other than those disclosed elsewhere in the note to the financial statements, no material subsequent events to report.

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

About Luxfer
Luxfer Holdings PLC ("Luxfer," "the Company," "we," "our") is a global industrial company innovating niche applications in materials engineering. Luxfer focuses on value creation by using its broad array of technical know-how and proprietary technologies to help create a safe, clean and energy-efficient world. Luxfer's high performance materials, components and high-pressure gas containment devices are used in defense, first response and healthcare, transportation and general industrial applications.
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
Key trends and uncertainties regarding our existing business
Uncertainty of demand in certain end-markets
Macro-economic conditions have continued to impact our general industrial end-market with demand softening for our products across all segments. We have also experienced variability of demand for certain products in our defense, first response & healthcare end-market, particularly defense applications, including countermeasure flares and flameless ration heaters. We have been able to navigate these challenges through productivity and cost management initiatives resulting in improved margins. Legal recoveries and inventory management contributed to solid cash conversion and reduced net debt levels.
While the outlook remains uncertain there are some signs of recovery within the industrial and defense end-markets within our Elektron segment, which we are well-placed to capitalize on.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the second quarter of 2024 and 2023 of Luxfer were as follows:

	Second Quarter		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$99.7	$110.4	(9.7)%
Cost of goods sold	(77.7)	(86.2)	(9.9)%
Gross profit	$22.0	$24.2	(9.1)%
% of net sales	22.1%	21.9%	0.2
Selling, general and administrative expenses	(11.9)	(12.8)	(7.0)%
% of net sales	11.9%	11.6%	0.3
Research and development	(1.1)	(1.0)	10.0%
% of net sales	1.1%	0.9%	0.2
Restructuring charges	(1.1)	(2.5)	(56.0)%
% of net sales	1.1%	2.3%	(1.2)
Acquisition and disposal related costs	(9.2)	—	n/a
% of net sales	9.2%	—%	9.2
Other income	5.1	—	n/a
% of net sales	(5.1)%	—%	(5.1)
Operating income	$3.8	$7.9	(51.9)%
% of net sales	3.8%	7.2%	(3.4)
Net interest expense	(1.3)	(1.8)	(27.8)%
% of net sales	1.3%	1.6%	(0.3)
Defined benefit pension credit	0.2	0.6	(66.7)%
% of net sales	0.2%	0.5%	(0.3)
Income before income taxes	$2.7	$6.7	(59.7)%
% of net sales	2.7%	6.1%	(3.4)
Provision for income taxes	(3.1)	(1.8)	72.2%
Effective tax rate	114.8%	26.9%	87.9
Net (loss) / income from continuing activities	$(0.4)	$4.9	(108.2)%
% of net sales	(0.4)%	4.4%	(4.8)

The consolidated results of operations for the first six months of 2024 and 2023 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$189.1	$211.7	(10.7)%
Cost of goods sold	(148.7)	(166.4)	(10.6)%
Gross profit	40.4	45.3	(10.8)%
% of net sales	21.4%	21.4%	—
Selling, general and administrative expenses	(23.5)	(25.3)	(7.1)%
% of net sales	12.4%	12.0%	0.4
Research and development	(2.3)	(2.2)	4.5%
% of net sales	1.2%	1.0%	0.2
Restructuring charges	(1.8)	(2.8)	(35.7)%
% of net sales	1.0%	1.3%	(0.3)
Acquisition and disposal related costs	(9.4)	—	n/a
% of net sales	5.0%	—%	5.0
Other income	5.3	—	n/a
% of net sales	(2.8)%	—%	(2.8)
Operating income	$8.7	$15.0	(42.0)%
% of net sales	4.6%	7.1%	(2.5)
Net interest expense	(2.7)	(3.1)	(12.9)%
% of net sales	1.4%	1.5%	(0.1)
Defined benefit pension credit / (charge)	0.5	(8.3)	n/a
% of net sales	0.3%	(3.9)%	4.2
Income from continuing operations	$6.5	$3.6	80.6%
% of net sales	3.4%	1.7%	1.7
(Provision) / credit for income taxes	(4.1)	1.8	n/a
Effective tax rate	63.1%	(50.0)%	n/a
Net income from continuing operations	$2.4	$5.4	(55.6)%
% of net sales	1.3%	2.6%	(1.3)

Net sales
Adjusting for a foreign exchange headwind of $0.3 million and a tailwind of $0.4 million in the Second Quarter and first six months of 2024, respectively, net sales have decreased by 9.4% and 10.9% respectively.
Revenue was negatively impacted in the quarter from:
•Decreased demand for photo-engraving plates, particularly outside the North American market due to competitive pressure from increased raw material costs;
•Subdued sales of magnesium alloys, especially those used in aerospace and automotive applications;
•Reduction in sales of magnesium powders for both commercial and military use;
•Significant decrease in MRE and chemical response kit sales in our Magtech division; and
•Lower sales for our AF cylinders, off the back of strong comparative performance, coupled with weaker demand for our industrial cylinders.
These decreases were partially offset by:
•Increased sales of SCBA cylinders;
•Improved sales of SoluMag® in the Oil and Gas industry;
Further to the above, the first six months of the year were also affected by:
•Strong performance for our AF cylinders in the first quarter;
Gross profit
The 0.2 percentage point increase in gross profit as a percentage of sales in the second quarter of 2024 from 2023 was primarily the result of contract renegotiation and manufacturing efficiencies having a positive impact on margins within the Gas Cylinders and Elektron Divisions respectively. This has been partially offset by adverse volume and mix. Gross profit as a percentage of sales for the first half of 2024 remained flat against the first half of 2023 with contract renegotiations and manufacturing efficiencies being offset by adverse volume and mix..
Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2024 from 2023 has increased by 0.3 percentage points and 0.4 percentage points in the quarter and first six months respectively, primarily due to reduced revenue. SG&A costs in the second quarter and first half of 2024 have actually decreased by 7.0% and 7.1%, respectively, compared to the same periods in 2023. The SG&A costs in 2023 included $1.2 million and $2.3 million, respectively, in legal fees which did not re-occur in 2024, these predominantly related to the case described in Note 16 - Commitments and Contingencies.
Research and development costs
Research and development costs as a percentage of sales increased by 0.2 percentage points in the second quarter and first six months of 2024 respectively. The slight increase is a result of the reduction in sales as absolute expenditures remained relatively flat.

Restructuring charges
The $1.1 million and $1.8 million restructuring charge in the second quarter and first six months respectively of 2024 predominantly relates to the execution of cost savings initiatives affecting our North American Gas Cylinders business. This amounted to $0.6 million and $1.0 million in the second quarter and first six months of the year respectively. There was a further $0.5 million and $0.6 million in the second quarter and first six months of the year primarily relating to site clean-up costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019. Additionally, there were clean-up costs of $0.2 million in the first six months of the year within our Elektron Division relating to the consolidation of production facilities in the Magnesium Powders operations.
The $2.5 million and $2.8 million restructuring charge in the second quarter and first six months of 2023 relates predominantly to asset impairments in relation to rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base. This amounted to $2.3 million in both the second quarter and first half of the year respectively. There was an additional $0.1 million and $0.4 million of other expenses in the second quarter and first half respectively, in relation to the aforementioned rationalization.
Acquisition and disposal related costs
Acquisition and disposal related costs of $9.2 million and $9.4 million in the second quarter and first six months respectively of 2024 were incurred in relation to the divestiture of our Graphic Arts segment. $7.5 million represents a loss on held-for-sale asset group and $1.7 million and $1.9 million respectively, represents professional fees incurred and accrued in relation to the planned divestiture of the Graphic Arts segment. No acquisition and disposal related costs were incurred during 2023.
Other Income
Other Income of $5.3 million and $5.1 million in the second quarter and first six months of 2024 relate to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case.
Net Interest Expense
Net interest expense of $1.3 million in the Second Quarter of 2024 decreased 27.8% from $1.8 million in the Second Quarter of 2023, due to a decrease in drawings. Interest expense of $2.7 million in the first six months of 2024 was also lower than the $3.1 million in the first six months of 2023.
Defined benefit pension credit
There was a defined benefit credit of $0.2 million and $0.5 million in the second quarter and first six months respectively for the U.K. plan, consistent with 2023. 2023 was also impacted by the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a half year charge of $9.0 million.
Provision for income taxes
The movement in the year to date statutory effective tax rate from negative 50.0% in 2023, to 63.1% in 2024, was primarily due to non-deductible expenses and deferred tax credit, predominantly in relation to the previously mentioned pension buy-out and impairment charges. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 23.7% in 2024 from 22.0% in 2023, largely as a result of the statutory tax rate increase in the U.K. from 19% to 25%, which came into effect in April 2023.

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

	Second Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net (loss) / income	$(0.4)	$(9.0)	$8.6	$4.9	(0.5)	$5.4
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Acquisition and disposal related charge	9.2	9.1	0.1	—	—	—
Defined benefit pension credit	(0.2)	—	(0.2)	(0.6)	—	(0.6)
Restructuring charge	1.1	—	1.1	2.5	—	2.5
Share-based compensation charge	0.8	0.1	0.7	0.7	—	0.7
Income tax on adjusted items	(0.2)	(0.1)	(0.1)	(0.3)	—	(0.3)
Adjusted net income / (loss)	$10.5	$0.1	$10.4	$7.4	$(0.5)	$7.9
Adjusted earnings / (loss) per ordinary share (1)
Diluted (loss) / earnings per ordinary share	$(0.01)	$(0.33)	$0.32	$0.18	$(0.02)	$0.20
Impact of adjusted items	0.40	0.33	0.07	0.09	—	0.09
Adjusted diluted earnings / (loss) per ordinary share	$0.39	$—	$0.39	$0.27	$(0.02)	$0.29

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$2.4	$(10.6)	$13.0	$5.4	(1.5)	$6.9
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.4	—	0.4	0.4	—	0.4
Acquisition and disposal related charge	9.4	9.3	0.1	—	—	—
Defined benefit pension (credit) / charge	(0.5)	—	(0.5)	8.3	—	8.3
Restructuring charge	1.8	—	1.8	2.8	—	2.8
Share-based compensation charge	1.4	0.2	1.2	1.3	—	1.3
Tax impact of defined benefit settlement	—	—	—	(4.9)	—	(4.9)
Income tax on adjusted items	(0.4)	(0.1)	(0.3)	(0.5)	—	(0.5)
Adjusted net income / (loss)	$14.5	$(1.2)	$15.7	$12.8	$(1.5)	$14.3
Adjusted earnings / (loss) per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.09	$(0.39)	$0.48	$0.20	$(0.06)	$0.25
Impact of adjusted items	0.45	0.35	0.10	0.27	—	0.28
Adjusted diluted earnings / (loss) per ordinary share	$0.54	$(0.04)	$0.58	$0.47	$(0.06)	$0.53

(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$10.5	$0.1	$10.4	$7.4	$(0.5)	$7.9
Add back:
Income tax on adjusted items	0.2	0.1	0.1	0.3	—	0.3
Provision / (credit) for income taxes	3.1	(0.1)	3.2	1.8	—	1.8
Net finance costs	1.3	—	1.3	1.8	—	1.8
Adjusted EBITA	15.1	0.1	15.0	11.3	(0.5)	11.8
Depreciation	2.3	—	2.3	3.1	0.5	2.6
Adjusted EBITDA	17.4	0.1	17.3	14.4	—	14.4

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$14.5	$(1.2)	$15.7	$12.8	$(1.5)	$14.3
Add back:
Income tax on adjusted items	0.4	0.1	0.3	0.5	—	0.5
Provision / (credit) for income taxes	4.1	(0.5)	4.6	(1.8)	(0.2)	(1.6)
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Net finance costs	2.7	—	2.7	3.1	—	3.1
Adjusted EBITA	21.7	(1.6)	23.3	19.5	(1.7)	21.2
Depreciation	4.5	—	4.5	6.2	1.0	5.2
Adjusted EBITDA	26.2	(1.6)	27.8	25.7	(0.7)	26.4

The following table presents a reconciliation for the adjusted effective tax rate, adjusted income before income taxes and adjusted provision for income taxes all of which are non-GAAP measures that management believes are KPIs used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$10.5	$0.1	$10.4	$7.4	$(0.5)	$7.9
Add back:
Income tax on adjusted items	0.2	0.1	0.1	0.3	—	0.3
Provision / (credit) for income taxes	3.1	(0.1)	3.2	1.8	—	1.8
Adjusted income / (loss) from continuing operations before income taxes	13.8	0.1	13.7	9.5	(0.5)	10.0
Adjusted provision for income taxes	3.3	—	3.3	2.1	—	2.1
Adjusted effective tax rate from continuing operations	23.9%	—%	24.1%	22.1%	—%	21.0%

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$14.5	$(1.2)	$15.7	$12.8	$(1.5)	$14.3
Add back:
Income tax on adjusted items	0.4	0.1	0.3	0.5	—	0.5
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Provision / (credit) for income taxes	4.1	(0.5)	4.6	(1.8)	(0.2)	(1.6)
Adjusted income / (loss) from continuing operations before income taxes	19.0	(1.6)	20.6	16.4	(1.7)	18.1
Adjusted provision / (credit) for income taxes	4.5	(0.4)	4.9	3.6	(0.2)	3.8
Adjusted effective tax rate from continuing operations	23.7%	25.0%	23.8%	22.0%	11.8%	21.0%

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

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023	2024	2023	2024 v 2023
Net sales	$49.8	$48.5	2.7%	$95.2	$90.0	5.8%
Adjusted EBITDA	4.9	4.9	—%	9.0	7.4	21.6%
% of net sales	9.8%	10.1%	(0.3)	9.5%	8.2%	1.3
Net sales
The 2.7% increase in Gas Cylinders sales in the second quarter of 2024 from 2023 was primarily the result of increased sales of SCBA cylinders which benefited from pricing agreed through contract renegotiation. These increases have been partially offset by reduced sales of industrial and alternative fuel cylinders.
The 5.8% increase in sales for the first six months of the year was primarily the benefit from renegotiated contracts, which previously constrained inflationary cost pass through in the first six months of 2023. These increases have been partially offset by reduced sales of aluminum cylinders used in our general industrial end market.
Adjusted EBITDA
The 0.3 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the second quarter of 2024 relative to 2023 is predominantly the result of adverse sales mix and productivity partially offset by pricing improvements from new sales contracts . For the first six months there has been a 1.3 percentage point increase in adjusted EBITDA primarily due to the impact of new sales contracts, partially offset by adverse productivity, volume and mix.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023	2024	2023	2024 v 2023
Net sales	$42.0	$53.0	(20.8)%	$79.7	$105.4	(24.4)%
Adjusted EBITDA	12.4	9.5	30.5%	18.8	19.0	(1.1)%
% of net sales	29.5%	17.9%	11.6	23.6%	18.0%	5.6
Net sales
The 20.8% and 24.4% decrease in Elektron sales in the second quarter and first six months of 2024 from 2023 was primarily the result of:
•Subdued sales of magnesium alloys, especially those used in aerospace and automotive applications;
•Reduction in sales of magnesium powders for both commercial and defense; and
•Significant decrease in sales of MRE and chemical response kits in our Magtech division compared to an unusually strong prior year quarter;
These decreases were partially offset by increased sales of SoluMag® in the Oil and Gas industry.
Adjusted EBITDA
The 11.6 and 5.6 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in the second quarter and first six months respectively of 2024 from 2023 was a result of the net recovery from the previously disclosed US Ecology case in 2024 of $5.1 million and $5.3 million, compared to the net cost of $1.2 million and $2.3 million in 2023.This was partially offset by adverse movement in volume and mix and $0.8m unfavorable FX in the first six months of 2024.

GRAPHIC ARTS
The net sales and adjusted EBITDA for Graphic Arts were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023	2024	2023	2024 v 2023
Net sales	$7.9	$8.9	(11.2)%	$14.2	$16.3	(12.9)%
Adjusted EBITDA	0.1	—	n/a	(1.6)	(0.7)	128.6%
% of net sales	1.3%	—%	1.3	(11.3)%	(4.3)%	(7.0)
Net sales
The 11.2% decrease in Graphic Arts sales in the second quarter of 2024 from 2023 was primarily the result of decreased demand for photo-engraving plates, particularly outside the North American market.
Adjusted EBITDA
Graphic Arts made a small, positive EBITDA of $0.1 million for the second quarter of 2024, compared to breaking even in the second quarter of 2023. For the first six months of 2024 there was an increased EBITDA loss of $1.6 million, compared to a $0.7 million loss in the first six months of 2023, the reason being the result of lower volumes coupled with elevated cost of magnesium, linked to historic purchases. Given recent reductions in the magnesium purchase price, material cost is expected to reduce as we progress through the current year, consistent with the sequential improvement in adjusted EBITDA in the second quarter of 2024.

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
•working capital requirements, particularly in the short term as we aim to achieve organic sales growth; and
•hedging facilities used to manage our foreign exchange risks and aluminum purchase price risks.
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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 30, 2024.

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
Cash Flows
Operating activities
Cash generated by operating activities was $12.5 million inflow and $1.3 million outflow for the first six months in 2024 and 2023 respectively. It was primarily related to net income from operating activities, net decreases in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit; loss on held-for-sale asset group and net changes to assets and liabilities. Cash flow was impacted by the $4.5 million receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case, the first six months in 2023 had an equivalent outflow of $2.3 million. Also impacting the 2023 cash flow was the $2.1 million contribution the Company made in relation to the sale of the U.S. pension plan to an insurer.
Investing activities
Net cash used by investing activities was $4.1 million for the first six months of 2024, compared to net cash used by investing activities of $4.9 million in 2023, as a result of reduced capital expenditure in the quarter.

Financing activities
In the first six months of 2024, net cash used by financing activities was $6.3 million, (2023: $1.2 million provided by financing activities). We made a net drawdown on our banking facilities of $2.0 million, having drawn $6.4 million on our revolving credit facility and paid back $4.4 million of short term debt (2023: $10.1 million drawdown). Dividend payments of $7.0 million (2022: $7.0 million), equating to $0.260 per ordinary share respectively and we paid out $0.3 million, (2023: $0.3 million) in settling share based compensation and $1.0 million, (2023: $1.6 million) in repurchasing our own shares as part of the share buyback program which equates to approximately 100,000 shares (2023: 100,000 shares).
Capital Resources
Dividends
We paid year-to-date dividends in 2024 of $7.0 million and declared an additional $3.5 million (2023: $10.5 million declared year-to-date and $7.0 million paid year-to-date), or $0.260 per ordinary share (2023: $0.260).
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	—	25.0	—	—
Revolving credit facility	49.3	—	49.3	—	—
Overdraft facility	0.2	0.2	—	—	—
Obligations under operating leases	22.8	4.5	7.6	2.4	8.3
Capital commitments	2.3	2.3	—	—	—
Interest payments	11.3	4.7	6.6	—	—
Total contractual cash obligations	$110.9	$11.7	$88.5	$2.4	$8.3

Off-balance sheet measures
At June 30, 2024, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 16.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2023 Annual Report on Form 10K, filed with the SEC on February 27, 2024, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first half ended June 30, 2024. For additional information, refer to Item 7A of our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024 ,pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the six months or quarter ended June 30, 2024, because of the material weakness described in Item 9A of the Form 10-K filed with the SEC on February 27, 2024 not having been fully remediated by the second quarter of 2024.
Ongoing Remediation of Material Weakness
During the first six months of 2024, we undertook efforts to develop and design enhanced risk assessment procedures to identify and analyze changes in the business that could have a significant impact on financial reporting and determine actions necessary to mitigate new or evolving risks. We have also implemented a new period-end control over the recording of inventory in-transit and enhanced other post-closing controls. However, the material weakness will not be considered fully remediated until management has operated the new risk assessment process for a sufficient period of time and have concluded, through testing, that these controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
Other than the changes related to the ongoing remediation activities related to the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months or quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits
3.1    Articles of Association of Luxfer Holdings PLC, initially filed with the SEC on December 2, 2011 and as amended on May 22, 2018, May 15, 2019, and July 29, 2022 (filed herewith)
10.10    Luxfer Holdings PLC Non-Executive Directors Equity Incentive Plan, as amended and restated on June 6, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-35370), filed with the Commission on June 11, 2024)
31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH    Inline XRBL Taxonomy Extension Schema Document
101.CAL    Inline XRBL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XRBL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XRBL Taxonomy Extension Label Linkbase Document
101.PRE    Inline XRBL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxfer Holdings plc
(Registrant)

/s/Andrew Butcher
Andrew Butcher
Chief Executive Officer
(Duly Authorized Officer)
July 30, 2024