Form 10-Q
period 2024-09-29
LUXFER HOLDINGS PLC
filed 2024-10-29
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35370
Luxfer Holdings PLC
(Exact Name of Registrant as Specified in Its Charter)

England and Wales	98-1024030
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
1433 North Water Street, Suite 400,
Milwaukee, WI, 53202
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on September 29, 2024, was 26,784,848.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)
LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME / (LOSS) (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2024	2023	2024	2023
Net sales	$99.4	$97.4	$288.5	$309.1
Cost of goods sold	(77.0)	(82.8)	(225.7)	(249.2)
Gross profit	22.4	14.6	62.8	59.9
Selling, general and administrative expenses	(11.4)	(11.3)	(34.9)	(36.6)
Research and development	(1.0)	(1.2)	(3.3)	(3.4)
Restructuring charges	(0.5)	(1.6)	(2.3)	(4.4)
Acquisition and disposal related costs	(0.1)	—	(9.5)	—
Gain on disposal of assets held-for-sale	6.1	—	6.1	—
Other income	1.9	—	7.2	—
Operating income	17.4	0.5	26.1	15.5
Net interest expense	(1.4)	(1.6)	(4.1)	(4.7)
Defined benefit pension credit / (charge)	0.3	0.3	0.8	(8.0)
Income / (loss) before income taxes	16.3	(0.8)	22.8	2.8
(Provision) / credit for income taxes	(3.7)	(0.7)	(7.8)	1.1
Net income / (loss) from continuing operations	12.6	(1.5)	15.0	3.9
Income / (loss) from discontinued operations, net of tax	0.1	0.2	(0.1)	—
Net income / (loss) from discontinued operations	0.1	0.2	(0.1)	—

Net income / (loss)	$12.7	$(1.3)	$14.9	$3.9

Earnings / (loss) per share[1]
Basic from continuing operations	$0.47	$(0.06)	$0.56	$0.14
Basic from discontinued operations[2]	$—	$0.01	$—	$—
Basic	$0.47	$(0.05)	$0.56	$0.14

Diluted from continuing operations	$0.47	$(0.06)	$0.56	$0.14
Diluted from discontinued operations[2]	$—	$0.01	$—	$—
Diluted	$0.47	$(0.05)	$0.55	$0.14

Weighted average ordinary shares outstanding
Basic	26,808,401	26,895,968	26,820,280	26,913,771
Diluted	26,932,411	27,016,373	26,961,125	27,072,425
See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for continuing operations for the third quarter of 2023 and for discontinued operations for first nine months of 2024, has not been diluted since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Net income / (loss)	$12.7	$(1.3)	$14.9	$3.9

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment, net of tax	9.5	(5.4)	7.5	1.4
Pension and post-retirement actuarial gains, net of $nil, $0.1, $0.2 and $5.1 tax, respectively	0.1	0.3	0.5	7.3
Other comprehensive income / (loss), net of tax	9.6	(5.1)	8.0	8.7

Total comprehensive income / (loss)	$22.3	$(6.4)	$22.9	$12.6
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29,	December 31,
In millions, except share and per-share data	2024	2023
Current assets
Cash and cash equivalents	$3.5	$2.3
Restricted cash	0.6	0.3
Accounts and other receivables, net of allowances of $0.5 and $0.7, respectively	75.2	59.9
Inventories	93.5	95.9
Current assets held-for-sale	22.1	8.9
Other current assets	1.5	1.5
Total current assets	$196.4	$168.8
Non-current assets
Property, plant and equipment, net	$65.7	$63.8
Right-of-use assets from operating leases	13.7	15.4
Goodwill	69.5	67.5
Intangibles, net	11.9	12.0
Deferred tax assets	3.1	3.9
Investments and loans to joint ventures and other affiliates	0.4	0.4
Pensions and other retirement benefits	44.1	40.3
Total assets	$404.8	$372.1
Current liabilities
Current maturities of long-term debt and short-term borrowing	$3.7	$4.6
Accounts payable	27.7	26.5
Accrued liabilities	33.3	20.9
Taxes on income	8.5	—
Current liabilities held-for-sale	7.2	3.9
Other current liabilities	9.9	8.9
Total current liabilities	$90.3	$64.8
Non-current liabilities
Long-term debt	$65.8	$67.6
Pensions and other retirement benefits	—	0.1
Deferred tax liabilities	10.2	10.2
Other non-current liabilities	13.4	16.8
Total liabilities	$179.7	$159.5
Commitments and contingencies (Note 16)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2024 and 2023; issued 28,944,000 for 2024 and 2023; outstanding 26,784,848 and 26,834,628 for 2024 and 2023, respectively	26.5	26.5
Additional paid-in capital	224.8	223.5
Treasury shares	(24.2)	(22.9)
Company shares held by ESOP	(0.8)	(0.9)
Retained earnings	108.7	104.3
Accumulated other comprehensive loss	(109.9)	(117.9)
Total shareholders' equity	225.1	212.6
Total liabilities and shareholders' equity	$404.8	$372.1
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2024	2023
Operating activities
Net income	$14.9	$3.9
Net loss from discontinued operations	0.1	—
Net income from continuing operations	15.0	3.9
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	6.9	9.2
Amortization of purchased intangible assets	0.6	0.6
Amortization of debt issuance costs	0.2	0.3
Share-based compensation charges	2.1	2.0
Deferred income taxes	0.5	1.6
Loss on disposal of property, plant and equipment	0.1	—
Asset impairment charges	—	2.7
Gain on disposal of held for sale assets	(6.1)	—
Loss on held for sale asset group	7.5	—
Defined benefit pension (credit) / charge	(0.8)	8.0
Defined benefit pension contributions	—	(2.1)
Changes in assets and liabilities
Accounts and other receivables	(5.5)	(0.6)
Inventories	(10.3)	1.2
Current assets held-for-sale	(2.2)	0.4
Accounts payable	(4.4)	(0.9)
Accrued liabilities	12.9	(8.7)
Current liabilities held-for-sale	0.1	(0.7)
Other current liabilities	8.9	(7.0)
Other non-current assets and liabilities	(0.1)	0.3
Net cash provided by operating activities - continuing	25.4	10.2
Net cash provided by operating activities - discontinued	0.2	0.1
Net cash provided by operating activities	25.6	10.3
Investing activities
Capital expenditures	(7.3)	(7.5)
Purchase of intangible assets	(0.4)	—
Net cash used by investing activities - continuing	(7.7)	(7.5)
Net cash used by investing activities - discontinued	(0.2)	(0.1)
Net cash used by investing activities	(7.9)	(7.6)
Financing activities
Net repayment of short-term borrowings	(0.9)	(25.0)
Net (repayment) / drawdown of long-term borrowings	(2.9)	22.5
Repurchase of own shares	(1.6)	(2.2)
Share-based compensation cash paid	(0.4)	(0.3)
Dividends paid	(10.5)	(10.5)
Net cash used by financing activities	(16.3)	(15.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.3
Net increase / (decrease)	$1.5	$(12.5)
Cash, cash equivalents and restricted cash; beginning of year	2.6	12.9
Cash, cash equivalents and restricted cash; end of the third quarter	4.1	0.4

Supplemental cash flow information:
Interest payments	$4.4	$4.8
Income tax payments, net	0.5	2.8
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2024	$26.5	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	—	(0.4)	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	—	—	—	(0.2)
At March 31, 2024	26.5	223.9	(1.5)	(23.3)	(0.6)	(0.9)	103.5	(119.4)	210.3
Net loss	—	—	—	—	—	—	(0.5)	—	(0.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.8	—	—	—	—	—	—	0.8
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.3	—	—	—	—	—
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	0.1	—	—	(0.1)
At June 30, 2024	26.5	224.2	(1.6)	(23.6)	(0.6)	(0.8)	99.5	(119.5)	206.3
Net income	—	—	—	—	—	—	12.7	—	12.7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	9.6	9.6
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buy back	—	—	—	(0.6)	—	—	—	—	(0.6)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	—	—	—	—	(0.1)
At September 29, 2024	$26.5	$224.8	(1.6)	$(24.2)	(0.6)	$(0.8)	$108.7	$(109.9)	$225.1

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2023	$26.5	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net income	—	—	—	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10.2	10.2
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.3)	—	—	—	—	—	—	(0.3)
At April, 2023	$26.5	$221.7	(1.4)	$(21.2)	(0.7)	$(1.0)	$117.2	$(129.2)	$214.0
Net income	—	—	—	—	—	—	4.7	—	4.7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	—	—	—	(7.0)	—	(7.0)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.8)	—	—	—	—	(0.8)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share based compensation	—	—	—	—	0.1	0.1	—	—	0.1
At July 2, 2023	$26.5	$222.1	(1.4)	$(21.8)	(0.6)	$(0.9)	$114.9	$(125.6)	$215.2
Net loss	—	—	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5.1)	(5.1)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buy back	—	—	—	(0.6)	—	—	—	—	(0.6)
At October 1, 2023	$26.5	$222.8	(1.4)	$(22.4)	(0.6)	$(0.9)	$110.1	$(130.7)	$205.4

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The third quarter 2024, ended on September 29, 2024, and the third quarter 2023, ended on October 1, 2023.
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

2.    Earnings / (loss) per share

Basic earnings / (loss) per share are computed by dividing net income or (loss) for the period by the weighted-average number of ordinary shares outstanding, net of treasury shares and shares held in ESOP. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary shares equivalents.
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2024	2023	2024	2023
Basic earnings / (loss):
Net income / (loss) from continuing operations	$12.6	$(1.5)	$15.0	$3.9
Net income / (loss) from discontinued operations	0.1	0.2	(0.1)	—
Net income / (loss)	$12.7	$(1.3)	$14.9	$3.9

Weighted average number of £0.50 ordinary shares:
For basic earnings / (loss) per share	26,808,401	26,895,968	26,820,280	26,913,771
Dilutive effect of potential common stock	124,010	120,405	140,845	158,654
For diluted earnings / (loss) per share	26,932,411	27,016,373	26,961,125	27,072,425

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings / (loss) per ordinary share for continuing operations	$0.47	$(0.06)	$0.56	$0.14
Basic earnings / (loss) per ordinary share for discontinued operations	—	0.01	—	—
Basic earnings / (loss) per ordinary share	$0.47	$(0.05)	$0.56	$0.14

Diluted earnings / (loss) per ordinary share for continuing operations	$0.47	$(0.06)	$0.56	$0.14
Diluted earnings / (loss) per ordinary share for discontinued operations	—	0.01	—	—
Diluted earnings / (loss) per ordinary share	$0.47	$(0.05)	$0.55	$0.14
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
Basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations in 2024 year-to-date and for continuing operations in the third quarter of 2023 because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.

3.    Net Sales
Disaggregated sales disclosures for the third quarter and year-to-date ended September 29, 2024, and October 1, 2023, are included below and in Note 15, Segmental Information.

	Third Quarter
	2024				2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$19.2	$24.0	$—	$43.2	$20.3	$19.4	$—	$39.7
Transportation	14.2	11.5	—	25.7	18.1	12.9	—	31.0
General industrial	9.2	13.3	8.0	30.5	6.3	13.3	7.1	26.7
	$42.6	$48.8	$8.0	$99.4	$44.7	$45.6	$7.1	$97.4

	Year-to-date
	2024				2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$64.4	$55.8	$—	$120.2	$59.3	$68.0	$—	$127.3
Transportation	50.5	32.4	—	82.9	50.6	38.6	$—	89.2
General industrial	22.9	40.3	22.2	85.4	24.8	44.4	$23.4	92.6
	$137.8	$128.5	$22.2	$288.5	$134.7	$151.0	$23.4	$309.1
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.5 million and $2.3 million restructuring charge in the third quarter and first nine months, respectively, of 2024 predominantly relates to continued costs aimed at reducing our fixed cost structure and realigning our business.
Restructuring-related costs by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Severance and other costs
Gas Cylinders	$0.5	$1.1	$2.1	$1.6
Elektron	—	0.1	0.2	0.1
	$0.5	$1.2	$2.3	$1.7
Asset impairments
Gas Cylinders	$—	$0.3	$—	$2.6
Elektron segment	—	0.1	—	0.1
	$—	$0.4	$—	$2.7

Total restructuring charges	$0.5	$1.6	$2.3	$4.4
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2024
Balance at January 1,	$3.3
Costs incurred	2.3
Cash payments and other	(2.4)
Balance at September 29,	$3.2

5.    Other income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $1.9 million and $7.2 million in the third quarter and first nine months, respectively, of 2024, in relation to these costs previously incurred by the Company. $5.3 million cash has been received in the first nine months of 2024 with a further $1.9 million accrued at September 2024.
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
The effective income tax rate on continuing operations for the first nine months ended September 29, 2024, was a 34.2%, tax charge compared to a 39.3% tax credit for the first nine months ended October 1, 2023. The rate was impacted by non-deductible expenses and the loss on held-for-sale asset group. 2023 was also impacted by a deferred tax credit primarily in relation to the U.S. pension buyout.
7.    Acquisition and disposal related costs

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Loss on held-for-sale asset group	$—	$—	$7.5	$—
Disposal related costs	0.1	—	2.0	—
	$0.1	$—	$9.5	$—
The $7.5 million loss on held-for-sale asset group in the first nine months of 2024 relates to the Graphic Arts' assets which have been revalued to the expected consideration the Company will receive.
Disposal-related costs of $0.1 million and $2.0 million in the third quarter and first nine months of 2024, respectively, represent professional fees incurred and accrued in relation to the planned divestiture of the Graphic Arts segment.

8.    Supplementary balance sheet information

	September 29,	December 31,
In millions	2024	2023
Accounts and other receivables
Trade receivables	$55.9	$52.3
Related parties	0.1	0.1
Prepayments and accrued income	7.9	5.7
Derivative financial instruments	0.9	0.4
Other receivables	10.4	1.4
Total accounts and other receivables	$75.2	$59.9

Inventories
Raw materials and supplies	$34.7	$34.7
Work-in-process	28.1	34.8
Finished goods	30.7	26.4
Total inventories	$93.5	$95.9

Other current assets
Income tax receivable	1.5	1.5
Total other current assets	$1.5	$1.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$53.7	$51.0
Machinery and equipment	244.8	234.9
Construction in progress	12.7	13.6
Total property, plant and equipment	311.2	299.5
Accumulated depreciation and impairment	(245.5)	(235.7)
Total property, plant and equipment, net	$65.7	$63.8

Current maturities of long-term debt and short-term borrowings
Overdrafts	3.7	4.6
Total current maturities of long-term debt and short-term borrowings	$3.7	$4.6

Other current liabilities
Restructuring provision	$3.2	$3.3
Short term provision	0.1	0.1
Derivative financial instruments	—	—
Operating lease liability	4.6	4.7
Advance payments	2.0	0.8
Total other current liabilities	$9.9	$8.9

Other non-current liabilities
Contingent liabilities	$1.8	$1.6
Operating lease liability	11.5	15.0
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$13.4	$16.8

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first nine months ended September 29, 2024, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2024	$26.2	$41.3	$67.5
Exchange difference	1.2	0.8	2.0
Net balance at September 29, 2024	$27.4	$42.1	$69.5
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of September 29, 2024 and December 31, 2023.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2024	$15.2	$7.8	$23.0
Additions	0.4	—	0.4
Exchange movements	—	0.3	0.3
At September 29, 2024	$15.6	$8.1	$23.7

Accumulated amortization:
At January 1, 2024	$6.6	$4.4	$11.0
Charge	0.3	0.3	0.6
Exchange movements	—	0.2	0.2
At September 29, 2024	$6.9	$4.9	$11.8

Net book values:
At January 1, 2024	$8.6	$3.4	$12.0
At September 29, 2024	$8.7	$3.2	$11.9

Identifiable intangible asset amortization expense was $0.6 million and $0.6 million for the first nine months of 2024 and 2023 respectively.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

10.    Debt

Debt outstanding was as follows:

	September 29,	December 31,
In millions	2024	2023
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	41.1	43.1
Bank overdraft	3.7	4.6
Unamortized debt issuance costs	(0.3)	(0.5)
Total debt	69.5	72.2
Less current portion	(3.7)	(4.6)
Non-current debt	$65.8	$67.6
The weighted-average interest rate on the revolving credit facility was 7.80% for first nine months of the year and 7.70% for the full-year 2023.

10.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to September 29, 2024.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York.
Senior Facilities Agreement
During the first nine months of 2024, we repaid net $2.9 million on the Revolving Credit Facility and the balance outstanding at September 29, 2024, was $41.1 million, and at December 31, 2023, was $43.1 million, with $83.9 million undrawn at September 29, 2024.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011 to September 29, 2024.
Bank Overdraft
The bank overdraft is an uncommitted facility with no expiration date, this is reviewed annually and can be cancelled by either the bank or the Company on demand.
11.    Discontinued Operations
Our Superform aluminum superplastic forming business operating in the U.S. was historically included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of this business as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. We expect the sale of our Superform business to occur in the next twelve months.
The assets and liabilities of the Superform business have been presented within assets held-for-sale and liabilities held-for-sale in the consolidated balance sheets for 2024 and 2023.
Results of discontinued operations in the third quarter and first nine months of 2024 and 2023 were as follows:

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Net sales	$1.6	$1.9	$4.7	$6.1
Cost of goods sold	(1.1)	(1.4)	(3.6)	(5.0)
Gross profit	0.5	0.5	1.1	1.1
Selling, general and administrative expenses	(0.3)	(0.3)	(1.1)	(1.0)
Restructuring charge	—	0.1	(0.1)	(0.1)
Operating income / (loss)	0.2	0.3	(0.1)	—
Tax (charge) / credit	(0.1)	(0.1)	—	—
Net income / (loss)	$0.1	$0.2	$(0.1)	$—

11.    Discontinued Operations (continued)
The assets and liabilities classified as held-for-sale related to discontinued operations were as follows:

Held-for-sale assets	September 29,	December 31,
In millions	2024	2023
Inventory	$4.1	$3.3
Accounts and other receivables	2.1	2.3
Current assets	6.2	5.6

Right-of-use-assets	1.6	2.1
Held-for-sale assets	$7.8	$7.7

Held-for-sale liabilities
Accounts payable	$0.7	$0.9
Accrued liabilities	0.4	0.4
Other liabilities	2.2	2.6
Held-for-sale liabilities	$3.3	$3.9
There was $0.1m and $0.2m of capital expenditure in the third quarter and first nine months of 2024 respectively (2023: none), there was no depreciation and amortization or any other significant non-cash items.
12.    Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	September 29,	December 31,
In millions	2024	2023
Inventory	$12.1	$3.3
Accounts and other receivables	8.2	2.3
Current assets	20.3	5.6

Property, plant and equipment	0.2	1.2
Right-of-use-assets	1.6	2.1
Non-current assets	1.8	3.3

Total held-for-sale assets	$22.1	$8.9

Held-for-sale liabilities
Accounts payable	2.1	0.9
Accrued liabilities	1.8	0.4
Other liabilities	3.3	2.6
Held-for-sale liabilities	$7.2	$3.9
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligns with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business with the intention of divesting this business in 2024.

In the first nine months of 2024, the company recognized a $7.5 million loss on held-for-sale asset group recognized in continuing operations, relating to our Graphic Arts segment to reflect the the fair value of Graphic Arts. A $1.4 million accrual, also recognized within acquisition and disposal related costs in the Income Statement, has been recognized for expected costs in relation to professional fees in relation to the planned divestiture of the Graphic Arts segment.

In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at September 29, 2024, however the business does not meet the criteria to be classified as a discontinued operation.

12.    Held-for-sale assets and liabilities (continued)
In the third quarter and first nine months of 2024, the Company recognized a $6.1m gain on disposal of assets in relation to the sale of previously disclosed held-for-sale land and buildings in our Elektron division, net consideration of $7.3 million was received in the fourth quarter of 2024.
13.    Share Plans

Total share-based compensation expense for the quarters ended September 29, 2024, and October 1, 2023, was as follows:

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Total share-based compensation charges	$0.7	$0.7	$2.1	$2.0

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

14.    Shareholders' Equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Dividends declared and paid / accrued during the year:
Interim dividend declared January 3, 2023 and paid February 1, 2023 ($0.130 per ordinary share)	$—	$—	$—	$3.5
Interim dividend declared April 3, 2023 and paid May 3, 2023 ($0.130 per ordinary share)	—	—	—	3.5
Interim dividend declared June 29, 2023 and paid August 2, 2023 ($0.130 per ordinary share)	—	—	—	3.5
Interim dividend declared September 25, 2023 and paid November 1, 2023 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend declared January 19, 2024 and paid February 7, 2024 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared April 9, 2024 and paid May 8, 2024 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared July 8, 2024 and paid August 7, 2024 ($0.130 per ordinary share)	3.5	—	3.5	—
	$3.5	$3.5	$10.5	$14.0

In millions	2024	2023
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 4, 2024 and to be paid November 6, 2024 ($0.130 per ordinary share)	$3.5	$—
	$3.5	$—

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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker, the CEO, who is responsible for allocating resources and assessing performance of the operating segments, using adjusted EBITA(1) and adjusted EBITDA, which is defined as segment income, and is based on operating income adjusted for share-based compensation charges; restructuring charges; loss on disposal of property, plant and equipment; gain on disposal of held for sale assets; acquisitions and disposals costs; and depreciation and amortization.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment for the Third Quarter and first half ended September 29, 2024, and October 1, 2023, is included in the following summary:

	Net sales				Adjusted EBITDA
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Gas Cylinders segment	$42.6	$44.7	$137.8	$134.7	$4.6	$2.8	$13.6	$10.2
Elektron segment	48.8	45.6	128.5	151.0	10.8	6.0	29.6	25.0
Graphic Arts segment	8.0	7.1	22.2	23.4	(0.1)	(2.8)	(1.7)	(3.5)
Consolidated	$99.4	$97.4	$288.5	$309.1	$15.3	$6.0	$41.5	$31.7
(1) Adjusted EBITA is adjusted EBITDA less depreciation and loss on disposal of property, plant and equipment.

15.    Segmental Information (continued)

	Depreciation and amortization				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Gas Cylinders segment	$0.9	$1.1	$2.6	$3.2	$0.5	$1.4	$2.1	$4.2
Elektron segment	1.7	1.6	4.9	5.1	—	0.2	0.2	0.2
Graphic Arts segment	—	0.5	—	1.5	—	—	—	—
Consolidated	$2.6	$3.2	$7.5	$9.8	$0.5	$1.6	$2.3	$4.4

	Total assets		Capital expenditures
	September 29,	December 31,	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023	2024	2023
Gas Cylinders segment	$139.0	$131.0	$1.1	$0.8	$3.2	$1.4
Elektron segment	183.8	162.4	1.8	1.6	3.9	5.5
Graphic Arts segment	14.3	19.6	0.1	0.1	0.2	0.6
Total reportable segments	337.1	313.0	3.0	2.5	7.3	7.5
Other	59.9	51.3	—	—	—	—
Discontinued operations	7.8	7.8	—	—	—	0.1
Consolidated	$404.8	$372.1	$3.0	$2.5	$7.3	$7.6

	Property, plant and equipment, net
	September 29,	December 31,
In millions	2024	2023
U.S.	$27.1	$26.8
United Kingdom	34.4	32.8
Canada	2.9	2.9
Rest of Europe	1.0	1.0
Asia Pacific	0.3	0.3
	$65.7	$63.8

The following table presents a reconciliation of Adjusted EBITDA to net income before income taxes, from continuing operations:

	Third Quarter		Year-to-date
In millions	2024	2023	2024	2023
Adjusted EBITDA	$15.3	$6.0	$41.5	$31.7
Other share-based compensation charges	(0.7)	(0.7)	(2.1)	(2.0)
Gain on disposal of held for sale assets	6.1	—	6.1	—	0
Depreciation and amortization	(2.6)	(3.2)	(7.5)	(9.8)
Loss on disposal of property, plant and equipment	(0.1)	—	(0.1)	—
Restructuring charges	(0.5)	(1.6)	(2.3)	(4.4)
Acquisition and disposal related costs	(0.1)	—	(9.5)	—
Defined benefits pension credit / (charge)	0.3	0.3	0.8	(8.0)
Interest expense, net	(1.4)	(1.6)	(4.1)	(4.7)
Net income before income taxes from continuing operations	$16.3	$(0.8)	$22.8	$2.8

15.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the Third Quarter ended September 29, 2024, and October 1, 2023:

	Net Sales(1)
	Third Quarter				Year-to-date
	2024		2023		2024		2023
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$57.7	58.1%	$59.0	60.7%	$168.2	58.3%	$184.5	59.7%
Germany	5.8	5.8%	4.7	4.8%	18.4	6.4%	14.8	4.8%
United Kingdom	7.4	7.4%	4.3	4.4%	18.0	6.2%	15.1	4.9%
Japan	5.7	5.7%	5.1	5.2%	14.7	5.1%	15.9	5.1%
Canada	2.8	2.8%	3.3	3.4%	9.3	3.2%	8.5	2.7%
Top five countries	79.4	79.8%	76.4	78.5%	228.6	79.2%	238.8	77.2%
Rest of Europe	12.1	12.3%	10.8	11.1%	36.5	12.7%	35.5	11.5%
Asia Pacific	5.8	5.8%	4.9	5.0%	16.1	5.6%	22.2	7.2%
Other (2)	2.1	2.1%	5.3	5.4%	7.3	2.5%	12.6	4.1%
	$99.4		$97.4		$288.5		$309.1
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America and Africa.

16.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at September 29, 2024 and December 31, 2023. Of these committed facilities, $41.1 million was drawn at September 29, 2024 and $43.1 million at December 31, 2023. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at September 29, 2024 and December 31, 2023.

	Uncommitted Facilities
	September 29, 2024		December 31, 2023
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.7	$0.2	$0.6	$0.2
Letters of Credit	$4.0	$2.8	$4.0	$2.2
Overdraft	$8.0	$3.7	$7.8	$4.6
	$12.7	$6.7	$12.4	$7.0
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
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $1.9 million and $7.2 million in the third quarter and first nine months, respectively, of 2024, in relation to these costs previously incurred by the Company. $5.3 million cash has been received in the first nine months of 2024 with a further $1.9 million accrued at September 2024.

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
There was also a $0.3 million and $0.8 million defined benefit credit on the U.K pension plan for the third quarter and first nine months of 2024 respectively, consistent with the $0.3 million and $1.0 million for the third quarter and first nine months of 2023.

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
Key trends and uncertainties regarding our existing business
Uncertainty of demand in certain end-markets
Macro-economic conditions have continued to impact our general industrial end-market with demand softening for our products across all segments. We have also experienced variability of demand for certain products in our defense, first response & healthcare end-market, particularly defense applications, including countermeasure flares and flameless ration heaters, although we have seen the former improve in the third quarter. We have been able to navigate these challenges through productivity and cost management initiatives resulting in improved margins. Legal recoveries and inventory management contributed to solid cash conversion and reduced net debt levels.
While the outlook remains uncertain there are some signs of recovery within the industrial and defense end-markets within our Elektron segment, which we are well-placed to capitalize on.
Operating objectives and trends
In 2024, we expect the following operating objectives and trends to impact our business:
•Addressing continuing general macro uncertainty and building resilience into the outlook;
•Ongoing focus on cost control, new product launches and productivity improvements across the business, driving margin improvement;
•Execution of actions identified upon completion of the previously announced expanded and accelerated strategic review, including the divestiture of Graphic Arts;
•Execution of selected capital investment projects, especially those related to clean energy, to support our strategy of profitable growth while maintaining our infrastructure;
•Continued emphasis on operating cash generation and maintaining strong working capital performance;
•Further improvements in ESG standing through focus on sustainability and on our values of teamworking and accountability; and
•Focus on recruiting, developing and maintaining talent, including our new leadership development programs, while driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the third quarter of 2024 and 2023 of Luxfer were as follows:

	Third Quarter		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$99.4	$97.4	2.1%
Cost of goods sold	(77.0)	(82.8)	(7.0)%
Gross profit	$22.4	$14.6	53.4%
% of net sales	22.5%	15.0%	7.5
Selling, general and administrative expenses	(11.4)	(11.3)	0.9%
% of net sales	11.5%	11.6%	(0.1)
Research and development	(1.0)	(1.2)	(16.7)%
% of net sales	1.0%	1.2%	(0.2)
Restructuring charges	(0.5)	(1.6)	(68.8)%
% of net sales	0.5%	1.6%	(1.1)
Acquisition and disposal related costs	(0.1)	—	n/a
% of net sales	0.1%	—%	0.1
Gain on disposal of assets hed for sale	6.1	—	n/a
% of net sales	(6.1)%	—%	(6.1)
Other income	1.9	—	n/a
% of net sales	(1.9)%	—%	(1.9)
Operating income	$17.4	$0.5	3380.0%
% of net sales	17.5%	0.5%	17.0
Net interest expense	(1.4)	(1.6)	(12.5)%
% of net sales	1.4%	1.6%	(0.2)
Defined benefit pension credit	0.3	0.3	—%
% of net sales	0.3%	0.3%	—
Income / (loss) before income taxes	$16.3	$(0.8)	n/a
% of net sales	16.4%	(0.8)%	17.2
Provision for income taxes	(3.7)	(0.7)	428.6%
Effective tax rate	22.7%	(87.5)%	110.2
Net income / (loss) from continuing activities	$12.6	$(1.5)	n/a
% of net sales	12.7%	(1.5)%	14.2

The consolidated results of operations for the first nine months of 2024 and 2023 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023
Net sales	$288.5	$309.1	(6.7)%
Cost of goods sold	(225.7)	(249.2)	(9.4)%
Gross profit	62.8	59.9	4.8%
% of net sales	21.8%	19.4%	2.4
Selling, general and administrative expenses	(34.9)	(36.6)	(4.6)%
% of net sales	12.1%	11.8%	0.3
Research and development	(3.3)	(3.4)	(2.9)%
% of net sales	1.1%	1.1%	—
Restructuring charges	(2.3)	(4.4)	(47.7)%
% of net sales	0.8%	1.4%	(0.6)
Acquisition and disposal related costs	(9.5)	—	n/a
% of net sales	3.3%	—%	3.3
Gain on disposal of assets held for sale	6.1	—	n/a
% of net sales	(2.1)%	—%	(2.1)
Other income	7.2	—	n/a
% of net sales	(2.5)%	—%	(2.5)
Operating income	$26.1	$15.5	68.4%
% of net sales	9.0%	5.0%	4.0
Net interest expense	(4.1)	(4.7)	(12.8)%
% of net sales	1.4%	1.5%	(0.1)
Defined benefit pension credit / (charge)	0.8	(8.0)	n/a
% of net sales	0.3%	(2.6)%	2.9
Income from continuing operations	$22.8	$2.8	714.3%
% of net sales	7.9%	0.9%	7.0
(Provision) / credit for income taxes	(7.8)	1.1	n/a
Effective tax rate	34.2%	(39.3)%	73.5
Net income from continuing operations	$15.0	$3.9	284.6%
% of net sales	5.2%	1.3%	3.9

Net sales
Adjusting for a foreign exchange tailwind of $1.8 million and $2.2 million in the third quarter and first nine months of 2024, respectively, net sales have increased by 0.2% and decreased 7.4% respectively.
Revenue for the quarter was positively impacted by:
•Elevated sales of magnesium powders, especially those used in military applications, including countermeasure flares;
•Increased sales of MRE and chemical response kits in our Magtech division;
•Strong sales of magnesium alloys, particularly those used in aerospace and automotive applications; and
•Improved sales of both medical and industrial gas cylinders.
These increases were partially offset by:
•Significant decrease in demand for zirconium products, particularly those used in auto-catalyst products, as well as those used by our industrial end-markets; and
•Lower sales for our AF cylinders, off the back of strong comparative performance, coupled with weaker demand for our SCBA cylinders.
Further to the above, the first nine months of the year were also affected by;
•Strong demand for SCBA cylinders in the first half of the year; and
•Offset by significant reductions in chemical response kit and magnesium powders' sales in the first six months of the year.
Gross profit
The 7.5 and 2.4 percentage point increase in gross profit as a percentage of sales in the third quarter and first nine months of 2024 from 2023 was primarily the result of contract renegotiation and manufacturing efficiencies having a positive impact on margins within the Gas Cylinders and Elektron Divisions respectively. This has been partially offset by adverse volume and mix.
Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2024 from 2023 has increased by 0.1 percentage points and 0.3 percentage points in the quarter and first nine months respectively. This is primarily the result of movement in variable management compensation in 2024 compared to 2023. SG&A costs in 2023 included $2.2 million and $4.5 million, respectively, in legal fees which did not re-occur in 2024, these predominantly related to the case described in Note 16 - Commitments and Contingencies.
Research and development costs
Research and development costs as a percentage of sales reduced by 0.2 percentage points in the third quarter although remained flat for first nine months of 2024 respectively. The slight reduction in the third quarter is a result of timing of research and development spend.
Restructuring charges
The $0.5 million and $2.3 million restructuring charge in the third quarter and first nine months respectively of 2024 predominantly relates to the execution of cost savings initiatives affecting our North American Gas Cylinders business. This amounted to $0.4 million and $1.4 million in the third quarter and first nine months of the year respectively. There was a further $0.1 million and $0.7 million in the third quarter and first nine months of the year primarily relating to site clean-up costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019. Additionally, there were clean-up costs of $0.2 million in the first nine months of the year within our Elektron Division relating to the consolidation of production facilities in the Magnesium Powders operations.
The $1.6 million and $4.4 million restructuring charge in the third quarter and first nine months of 2023 relates predominantly to asset impairments in relation to rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base. This amounted to $0.3 million in the third quarter and $2.6 million in the first nine months of the year respectively. There was an additional $0.9 million and $1.3 million of other expenses in the third quarter and first nine months of the year in relation to the aforementioned rationalization.

Acquisition and disposal related costs
Acquisition and disposal related costs of $0.1 million and $9.5 million in the third quarter and first nine months respectively of 2024 were incurred in relation to the divestiture of our Graphic Arts segment. $7.5 million represents a loss on held-for-sale asset group, recognized in the first half of 2024 and $0.1 million and $2.0 million respectively, represents professional fees. No acquisition and disposal related costs were incurred during 2023.
Other Income
Other Income of $1.9 million and $7.2 million in the third quarter and first nine months of 2024 relate to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case.
Gain on Disposal of assets held for sale
The $6.1 million gain on disposal recognized in the third quarter and first nine months respectively of 2024 were in relation to the sale of previously disclosed held-for-sale land and buildings in our Elektron division. Net consideration of $7.3 million was received in the fourth quarter of 2024.
Net Interest Expense
Net interest expense of $1.4 million in the Third Quarter of 2024 decreased 12.5% from $1.6 million in the Third Quarter of 2023, due to a decrease in drawings and average lower interest rates. Interest expense of $4.1 million in the first nine months of 2024 was also lower than the $4.7 million in the first nine months of 2023.
Defined benefit pension credit
There was a defined benefit credit of $0.3 million and $0.8 million in the third quarter and first nine months respectively for the U.K. plan, consistent with 2023. 2023 was also impacted by the sale of the U.S. pension plan liability to an insurer, which included $2.3 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. In the second quarter of 2023, we received a $0.2 million contribution refund, resulting in a net cash outflow of $2.1 million and a half year charge of $9.0 million.
Provision for income taxes
The movement in the year to date statutory effective tax rate from negative 39.3% in 2023, to positive 34.2% in 2024, was primarily due to non-deductible expenses and deferred tax credit, predominantly in relation to the previously mentioned pension buy-out and impairment charges. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 23.4% in 2024 from 21.9% in 2023, largely as a result of the statutory tax rate increase in the U.K. from 19% to 25%, which came into effect in April 2023.

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

	Third Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$12.6	$—	$12.6	$(1.5)	(2.6)	$1.1
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Acquisition and disposal related charge	0.1	0.1	—	—	—	—
Defined benefit pension credit	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Restructuring charge	0.5	—	0.5	1.6	—	1.6
Gain on disposal of assets held-for-sale assets	(6.1)	—	(6.1)	—	—	—
Share-based compensation charge	0.7	0.1	0.6	0.7	—	0.7
Income tax on adjusted items	1.1	—	1.1	0.4	—	0.4
Adjusted net income / (loss)	$8.8	$0.2	$8.6	$1.1	$(2.6)	$3.7
Adjusted earnings / (loss) per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.47	$—	$0.47	$(0.06)	$(0.10)	$0.04
Impact of adjusted items	(0.14)	0.01	(0.15)	0.10	—	0.10
Adjusted diluted earnings / (loss) per ordinary share	$0.33	$0.01	$0.32	$0.04	$(0.10)	$0.14

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$15.0	$(10.6)	$25.6	$3.9	(4.1)	$8.0
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.6	—	0.6	0.6	—	0.6
Acquisition and disposal related charge	9.5	9.4	0.1	—	—	—
Defined benefit pension (credit) / charge	(0.8)	—	(0.8)	8.0	—	8.0
Restructuring charge	2.3	—	2.3	4.4	—	4.4
Gain on disposal of assets held-for-sale	(6.1)	—	(6.1)	—	—	—
Share-based compensation charge	2.1	0.3	1.8	2.0	—	2.0
Income tax on adjusted items	0.7	(0.1)	0.8	(0.1)	—	(0.1)
Adjusted net income / (loss)	$23.3	$(1.0)	$24.3	$13.9	$(4.1)	$18.0
Adjusted earnings / (loss) per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.56	$(0.39)	$0.95	$0.14	$(0.15)	$0.30
Impact of adjusted items	0.30	0.36	(0.05)	0.37	—	0.36
Adjusted diluted earnings / (loss) per ordinary share	$0.86	$(0.04)	$0.90	$0.51	$(0.15)	$0.66
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Thid Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$8.8	$0.2	$8.6	$1.1	$(2.6)	$3.7
Add back:
Income tax on adjusted items	(1.1)	—	(1.1)	(0.4)	—	(0.4)
Provision / (credit) for income taxes	3.7	—	3.7	0.7	(0.6)	1.3
Net finance costs	1.4	(0.3)	1.7	1.6	(0.1)	1.7
Adjusted EBITA	12.8	(0.1)	12.9	3.0	(3.3)	6.3
Loss on disposal of property, plant and equipment	0.1	—	0.1	—	—	—
Depreciation	2.4	—	2.4	3.0	0.5	2.5
Adjusted EBITDA	15.3	(0.1)	15.4	6.0	(2.8)	8.8

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$23.3	$(1.0)	$24.3	$13.9	$(4.1)	$18.0
Add back:
Income tax on adjusted items	(0.7)	0.1	(0.8)	0.1	—	0.1
Provision / (credit) for income taxes	7.8	(0.5)	8.3	(1.1)	(0.8)	(0.3)
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Net finance costs	4.1	(0.3)	4.4	4.7	(0.1)	4.8
Adjusted EBITA	34.5	(1.7)	36.2	22.5	(5.0)	27.5
Loss on disposal of property, plant and equipment	0.1	—	0.1	—	—	—
Depreciation	6.9	—	6.9	9.2	1.5	7.7
Adjusted EBITDA	41.5	(1.7)	43.2	31.7	(3.5)	35.2

The following table presents a reconciliation for the adjusted effective tax rate, adjusted income before income taxes and adjusted provision for income taxes all of which are non-GAAP measures that management believes are KPIs used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results.

	Second Quarter
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$8.8	$0.2	$8.6	$1.1	$(2.6)	$3.7
Add back:
Income tax on adjusted items	(1.1)	—	(1.1)	(0.4)	—	(0.4)
Provision / (credit) for income taxes	3.7	—	3.7	0.7	(0.6)	1.3
Adjusted income / (loss) from continuing operations before income taxes	11.4	0.2	11.2	1.4	(3.2)	4.6
Adjusted provision for income taxes	2.6	—	2.6	0.3	(0.6)	0.9
Adjusted effective tax rate from continuing operations	22.8%	n/a	23.2%	21.4%	18.8%	19.6%

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$23.3	$(1.0)	$24.3	$13.9	$(4.1)	$18.0
Add back:
Income tax on adjusted items	(0.7)	0.1	(0.8)	0.1	—	0.1
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Provision / (credit) for income taxes	7.8	(0.5)	8.3	(1.1)	(0.8)	(0.3)
Adjusted income / (loss) from continuing operations before income taxes	30.4	(1.4)	31.8	17.8	(4.9)	22.7
Adjusted provision / (credit) for income taxes	7.1	(0.4)	7.5	3.9	(0.8)	4.7
Adjusted effective tax rate from continuing operations	23.4%	28.6%	23.6%	21.9%	16.3%	20.7%

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

GAS CYLINDERS
The net sales and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023	2024	2023	2024 v 2023
Net sales	$42.6	$44.7	(4.7)%	$137.8	$134.7	2.3%
Adjusted EBITDA	4.6	2.8	64.3%	13.6	10.2	33.3%
% of net sales	10.8%	6.3%	4.5	9.9%	7.6%	2.3
Net sales
The 4.7% decrease in Gas Cylinders sales in the third quarter of 2024 from 2023 was primarily the result of reduced sales of SCBA and alternative fuel cylinders, these reductions have been partially offset by increases in cylinders sold to our medical and industrial end markets.
The 2.3% increase in sales for the first nine months of the year was primarily the benefit from renegotiated contracts, which previously constrained inflationary cost pass through in the first six months of 2023. These increases have been partially offset by reduced sales of aluminum cylinders used in our general industrial end market.
Adjusted EBITDA
The 4.5 and 2.3 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the third quarter and first nine months of 2024 relative to 2023 is predominantly the result of pricing improvements from new sales contracts partially offset by adverse sales mix and volume.

ELEKTRON
The net sales and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023	2024	2023	2024 v 2023
Net sales	$48.8	$45.6	7.0%	$128.5	$151.0	(14.9)%
Adjusted EBITDA	10.8	6.0	80.0%	29.6	25.0	18.4%
% of net sales	22.1%	13.2%	8.9	23.0%	16.6%	6.4
Net sales
The 7.0% increase in Elektron sales in the third quarter of 2024 from 2023 was primarily the result of:
•Elevated sales of magnesium powders, especially those used in military applications, including countermeasure flares;
•Increased sales of MRE and chemical response kits in our Magtech division; and
•Strong sales of magnesium alloys, particularly those used in aerospace and automotive applications.
These increases were partially offset by a decrease in demand for zirconium products, particularly those used in auto-catalyst products, as well as those used by our industrial end-markets
The 14.9% decrease in Elektron sales in the first nine months of 2024 from 2023 was also impacted by the significant reduction of magnesium powders sales in the first half of 2024.
Adjusted EBITDA
The 8.9 and 6.4 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in the third quarter and first nine months respectively of 2024 from 2023 was a result of the net recovery from the previously disclosed US Ecology case in 2024 of $1.9 million and $7.2 million, compared to the net cost of $2.2 million and $4.5 million in 2023.This was partially offset by adverse price and unfavorable FX.

GRAPHIC ARTS
The net sales and adjusted EBITDA for Graphic Arts were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2024	2023	2024 v 2023	2024	2023	2024 v 2023
Net sales	$8.0	$7.1	12.7%	$22.2	$23.4	(5.1)%
Adjusted EBITDA	(0.1)	(2.8)	n/a	(1.7)	(3.5)	(51.4)%
% of net sales	(1.3)%	(39.4)%	38.1	(7.7)%	(15.0)%	7.3
Net sales
The 12.7% increase and 5.1% decrease in Graphic Arts sales in the third quarter and first nine months of 2024 from 2023 respectively was primarily the result of fluctuating demand for photo-engraving plates, particularly outside the North American market.
Adjusted EBITDA
Graphic Arts made a small, negative EBITDA of $0.1 million for the third quarter of 2024, compared to a loss of $2.8 million in the third quarter of 2023. For the first nine months of 2024 there was an EBITDA loss of $1.7 million, compared to a $3.5 million loss in the first nine months of 2023. 2023 was significantly impacted by material cost inflation resulting in competitive constraints. Magnesium purchase price has reduced as we progress through 2024, consistent with the improvement in adjusted EBITDA in the second and third quarter of 2024.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 29, 2024.

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
Cash Flows
Operating activities
Cash generated by continuing operating activities was $25.4 million inflow and $10.2 million inflow for the first nine months in 2024 and 2023 respectively. It was primarily related to net income from operating activities, net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit / (charge); gain on disposal of held for sale assets; loss on held-for-sale asset group and net changes to assets and liabilities. Cash flow was impacted by the $5.3 million receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case, the first nine months in 2023 had an equivalent outflow of $4.5 million. Also impacting the 2023 cash flow was the $2.1 million contribution the Company made in relation to the sale of the U.S. pension plan to an insurer.
Investing activities
Net cash used by continuing investing activities was $7.7 million for the first nine months of 2024, compared to net cash used by investing activities of $7.5 million in 2023, comparable quarter on quarter.

Financing activities
In the first nine months of 2024, net cash used by financing activities was $16.3 million, (2023: $15.5 million used by financing activities). We made a net repayment on our banking facilities of $3.8 million, having repaid $2.9 million on our revolving credit facility and paid back $0.9 million of short term debt (2023: $2.5 million net repayment). Dividend payments of $10.5 million (2022: $10.5 million), equating to $0.390 per ordinary share. We paid out $0.4 million, (2023: $0.3 million) in settling share based compensation and $1.6 million, (2023: $2.2 million) in repurchasing our own shares as part of the share buyback program which equates to approximately 150,000 shares (2023: 150,000 shares).
Capital Resources
Dividends
We paid year-to-date dividends in 2024 of $10.5 million and declared an additional $3.5 million in the fourth quarter of 2024 (2023: $14.0 million declared year-to-date and $10.5 million paid year-to-date), or $0.390 per ordinary share (2023: $0.390).
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	—	25.0	—	—
Revolving credit facility	41.1	—	41.1	—	—
Overdraft facility	3.7	3.7	—	—	—
Obligations under operating leases	22.0	4.7	7.0	2.3	8.0
Capital commitments	2.3	2.3	—	—	—
Interest payments	8.9	3.8	5.1	—	—
Total contractual cash obligations	$103.0	$14.5	$78.2	$2.3	$8.0

Off-balance sheet measures
At September 29, 2024, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 16.

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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first nine months ended September 29, 2024. For additional information, refer to Item 7A of our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024 ,pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended September 29, 2024.
Remediation of Previously Reported Material Weakness
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31.2023 filed with the SEC on February 27,2024, we identified a material weakness in internal control over financial reporting as we did not properly design or maintain effective risk assessment control activities to allow for timely reassessment of the material risks of misstatement in financial reporting due to a lack of controls related to the accounting for inventory in-transit. During the first nine months of 2024, we undertook efforts to develop and design enhanced risk assessment procedures to identify and analyze changes in the business that could have a significant impact on financial reporting and determine actions necessary to mitigate new or evolving risks. We have also implemented a new period-end control over the recording of inventory in-transit and enhanced other post-closing controls. Management has operated the new risk assessment process for a sufficient period of time and have concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes related to the remediation activities related to the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months or quarter ended September 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits
3.1    Articles of Association of Luxfer Holdings PLC, initially filed with the SEC on December 2, 2011 and as amended on May 22, 2018, May 15, 2019, and July 29, 2022 (filed herewith)
31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended September 29, 2024, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH    Inline XRBL Taxonomy Extension Schema Document
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
October 29, 2024