Form 10-K
period 2024-12-31
LUXFER HOLDINGS PLC
filed 2025-02-25
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer     ☐    Accelerated filer          ☒        Emerging growth company    ☐
Non accelerated filer    ☐    Smaller reporting company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No    ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant was approximately $317,411,586 based on the last reported sale price of such securities as of June 30, 2024, the last business day of the Registrant’s most recently completed second quarter.
The number of shares outstanding of Registrant’s only class of ordinary stock on December 31, 2024, was 26,742,074.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on June 5, 2025, to be filed no later than 120 days after the end of the fiscal year covered by this annual report, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
We focus primarily on product lines related to magnesium alloys, zirconium chemicals, aluminum cylinders and carbon composites. We have a long history of innovation derived from our strong technical expertise, and we work closely with customers to apply solutions to their most demanding product needs. Our proprietary technologies and technical expertise, coupled with strong customer service and global presence, provide competitive advantages and have established us as leaders in the global markets we serve. We believe that we have leading positions in key product areas, including magnesium alloys and powders for aerospace, military, and commercial applications, zirconium chemicals for automotive catalytic converters and industrial catalysis, high-pressure composite cylinders for self-contained breathing apparatus, as well as transport and storage of compressed natural gas ("CNG") and hydrogen, photo-engraving plates, and a wide variety of other uses.
We have a global presence, operating 13 manufacturing plants in the U.S., the U.K., Canada and China, one of which relates to discontinued operations, and we also have a joint venture in Japan. We employ approximately 1,500 people, including temporary staff, of which fewer than 50 support our discontinued operations. In 2024, our net sales from continuing operations were $391.9 million (2023: $405.0 million, 2022: $423.4 million), and our net income from continuing operations was $18.3 million (2023: $2.6 million loss, 2022: $32.0 income).
Luxfer operates in three business segments - Elektron, Gas Cylinders and Graphic Arts.
Elektron Segment
Our Elektron Segment focuses on specialty materials based primarily on magnesium and zirconium. In 2024, sales from our Elektron Segment represented approximately 45% (2023: 46%, 2022: 48%) of our consolidated net sales from continuing operations. Our top ten customers represented 50% of segment sales. No singular customer represented 10% or more of our Elektron Segment sales.
Key product lines include:
•Advanced lightweight, corrosion-resistant and heat- and flame-resistant magnesium alloys for use in aerospace, automotive and oil and gas applications.
•Magnesium powders used in countermeasure flares that protect aircraft from heat-seeking missiles and also for the manufacture of heating pads for self-heating meals used by the military and emergency-relief agencies.
•High-performance zirconium-based materials and oxides used as catalysts and in the manufacture of advanced ceramics, fiber-optic fuel cells, pharmaceuticals and many other performance products.

Gas Cylinders Segment
Our Gas Cylinders Segment manufactures and markets specialized, highly-engineered cylinders using carbon composites and aluminum alloys. In 2024, sales from our Gas Cylinders Segment represented approximately 47% (2023: 46%, 2022: 43%) of our consolidated net sales. Our top ten customers represented 62% of segment sales. Three customers represented 18%, 14% and 10% respectively, of our Gas Cylinders Segment sales. No other singular customer represented greater than 10% of Gas Cylinders Segment sales.
Key product lines include:
•Carbon fiber composite cylinders for self-contained breathing apparatus (SCBA), used by firefighters and other emergency-responders. Our products are also used by scuba divers and personnel in potentially hazardous environments, such as mines.
•Carbon fiber composite cylinders for compressed natural gas (CNG) and hydrogen containment and transportation, ultimately used to power alternative fuel (AF) vehicles.
•Cylinders used for the containment of oxygen and other medical gases used by patients, healthcare facilities and laboratories.

Our Superform U.S. business, is expected to be sold within the next twelve months. As a result, the business remains on the balance sheet as held-for-sale at December 31, 2024 and December 31, 2023. Results from Superform U.S. are disclosed as discontinued in the income statement for the corresponding years' of ownership.
Graphic Arts Segment
Our Graphic Arts Segment focuses on magnesium photo-engraving plates, engraving metals and etching chemicals. In 2024, sales from our Graphic Arts Segment represented approximately 8% (2023: 8%, 2022: 9%) of our consolidated net sales. Our top ten customers represented 38% of segment sales. No singular customer represented 10% or more of our Graphic Arts Segment sales.
Key product lines include:
•Magnesium, copper, and zinc photo-engraving plates for graphic arts and luxury packaging.
•Developer solutions to aide the engraving process.
•Solid wrought magnesium slab and sheet used in various industrial and aerospace applications.
A conclusion of the strategic review announced in October 2023 determined that the Graphic Arts business no longer aligns with Luxfer's value proposition, hence we are executing a sales process with the intention of divesting this business in 2025. It is therefore classified as held-for-sale as at December 31,2024.
All information included within this section relates to continuing operations, unless otherwise stated.
Financial Information about Segments and Geographic Areas
See Note 18 ("Segment Information") to our consolidated financial statements for further information regarding our operating segments and our geographic areas.

Elektron Segment
Key raw materials used by our Elektron Segment are magnesium, zircon sand and rare earths.
The world demand for magnesium is around between 1,000,000 and 1,500,000 metric tons per year. China provides about 85% of the world supply. Production outside of China, however, is significant, including, Dead Sea Magnesium in Israel, RIMA Industrial in Brazil, and smaller producers in Turkey and Russia. We historically used only U.S.-sourced materials for our products sold to the U.S. military, for which U.S. sourcing is mandatory. However, in recent years we have qualified non-U.S.-sourced material for sale to the U.S. military.
Given the force majeure previously declared by U.S. Magnesium LLC, and the current idling of the plant, we do not know when or if we will be able to recommence the magnesium ingot purchases with this supplier. We generally purchase raw materials from suppliers on a spot basis under previously contracted terms and conditions and have been able to source magnesium from alternate suppliers.
We purchase and process zircon sand, which is found in heavy-minerals sand, titanium dioxide and other products. Global production of zircon sand is estimated between 1,000,000 and 1,500,000 metric tons per year. We source premium-grade zircon sand from suppliers in South Africa, Senegal, Indonesia and Australia. We also purchase intermediate zirconium chemicals from suppliers in China. The level of these purchases is based on a number of factors, including required properties and relative market prices.
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
Gas Cylinders Segment
Key raw materials used in the Gas Cylinders Segment include high-strength carbon fiber and aluminum. Our main carbon fiber suppliers include Toray, Hyosung and Mitsubishi. In recent years, the carbon fiber has experienced periods of tight supply conditions due to increased demand for commercial aerospace, military and clean energy applications. Over time, we have built relationships with our suppliers, providing them predictable requirements and annual contracts that help to ensure procurement of our required volume of carbon fiber.
In 2024, aluminum represented approximately 25% of Gas Cylinders Segment's raw material costs in 2024. The price of aluminum, and carbon fiber, has been volatile in the past and increased substantially in 2022, continued through 2023 and has remained throughout 2024. We generally have passed through changes in input costs to our customers, however, due to some of our Gas Cylinders Segment contracts containing look-back provisions, and other customers ordering from quarterly price lists, it can result in a lag versus input costs.
Graphic Arts Segment
The key raw material used in the Graphic Arts segment is magnesium. Magnesium purchases have been impacted by the volatility in its prices, as detailed above, which has contributed to the loss in market share outside of the U.S. and reduced performance of the segment. Consistent with our Elektron segment, magnesium used in U.S. production was previously purchased exclusively from the U.S. but since the previous force majeure declared by our U.S. supplier, purchases have been sourced from a number of non-U.S. sources. Magnesium prices for U.S. production peaked in 2022 at approximately four times the historical price before falling back to around one-and-a-half times in 2023 and has continued to fall in 2024. Due to the nature of the production process, the purchase price of magnesium can take up to 12 months to be fully recognized in the income statement and the business has benefited from these lower costs throughout 2024.

Our end-markets
Key end-markets for Luxfer products fall into three categories:
Defense, First Response & Healthcare (44% of 2024 sales): Luxfer offers many products that help to protect people, equipment and property in hazardous conditions, conflicts and emergencies. These products include magnesium powders used for countermeasure flares that defend aircraft against heat-seeking missiles, flameless ration heaters used in meals Ready-to-Eat, cylinders used in SCBA equipment for firefighters and other emergency service personnel, and chemical detection and decontamination products. Other products include lightweight gas cylinders for containment of medical and laboratory gases, zirconium powders for pharmaceutical products, and zirconium materials for biomedical applications and dental implants.

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

Transportation (29% of 2024 sales): Many Luxfer products serve a growing need to improve and safeguard the environment in the field of transportation, including our (i) lightweight, high-pressure carbon composite cylinders that contain compressed natural gas and hydrogen; (ii) zirconium-based products that reduce automotive and other emissions; and (iii) lightweight magnesium alloys used in fuel-efficient aerospace and automotive designs.

Area of Focus	Product	End-market drivers
Alternative fuels	• AF cylinders and systems • Bulk gas storage transportation cylinders and systems	• Clean energy initiatives
• Availability and pricing of natural gas and hydrogen
• Increasing adoption of hydrogen as a fuel source for public transport, particularly in Europe

• Growing availability of CNG filling infrastructure

Environmental catalysis (cleaning of exhaust emissions)	• Zirconium compounds used in automotive catalytic converters	• Legislation and regulation aimed at reducing emissions from internal combustion engines, including gasoline particulate filtration
• Pricing of zirconium compounds compared to the use of precious metals
• Increasing demand for gasoline-electric hybrid vehicles, though partially offset by demand for battery electric vehicles

Civil and military aerospace	•Elektron® aerospace alloys in cast, extruded, and sheet form •Cylinders for deployment of aircraft escape slides and delivery of cabin oxygen	• Growth in the global aircraft market • Emphasis on reducing the weight of aircraft components to increase fuel efficiency
Lightweighting in performance automotive	•Magnesium alloys used for wheels in high-performance vehicles	• Desire for light-weighting in high-performance vehicles

General industrial (27% of 2024 sales): Our core technologies serve various industrial markets and applications. These products include zirconium-based compounds to purify drinking water and clean industrial exhausts; magnesium alloys shaped for use in various general engineering applications; and high-pressure gas cylinders used for high-purity specialty gases, beverage dispensing, scuba diving and performance racing. Our metal foil-stamping and embossing dies are used primarily for luxury packaging, labels and greeting cards. Our high-quality magnesium, copper, brass and zinc plates are ideal for these and other graphic applications.

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
Luxfer Business System. The Luxfer Business System serves as a tool to realize growth potential embedded in our business. The system places emphasis on serving the customer, enabling sustainable profitable growth and value creation, consisting of the following key themes:

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
•Wrought magnesium base alloys, branded RotaMag®, for high strength part applications;
•Ultra-lightweight large composite cylinders, branded G-Stor®, for containment of CNG, hydrogen, helium and other gases;
•AF systems solutions for buses, trucks and bulk gas transportation, including the new G-Stor® Hydrosphere multiple element gas container;
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
Human Capital Management
The Company employed approximately 1,500 people as of December 31, 2024, fewer than 50 of whom relate to discontinued operations. Of the approximately 1,450 employees associated with continuing operations, approximately 900 are employed in the United States and 550 are employed internationally.
Attracting and retaining talent is key to Luxfer's business system. To succeed in today’s competitive labor market, Luxfer takes a proactive approach to human capital management by pursuing several priorities that we believe are critical in recruiting, retaining, motivating, and developing top talent. Such priorities include: (i) ensuring occupational health and safety; (ii) providing opportunities for professional growth and development; (iii) maintaining diverse and inclusive workplaces; and (iv) promoting financial, physical, and emotional well-being while trying to enhance the employee experience.
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
Occupational Health and Safety
Luxfer is committed to safeguarding the health and safety of our employees at work. We have well-defined health and safety policies and procedures that are reinforced by ongoing employee training. We conduct annual site audits to identify and mitigate environmental health and safety risks, as well as evaluate for compliance with all regulatory requirements and Luxfer policies. All functional business units report a mixture of leading and lagging metrics to assess health and safety performance, which are reviewed regularly by executive leadership and management. In fiscal year 2024, the Company had 8 Lost Time Accidents and an Incident Frequency Rate of 2.44 per year with no work-related fatalities.
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

Diverse and Inclusive Workplaces
The professional conduct of our employees furthers the Company’s mission, promotes productivity, minimizes disputes, and enhances our reputation. As such, the Company is committed to creating and maintaining a diverse, global workforce that provides fair and equitable opportunities, thereby advancing Luxfer’s innovation culture and customer first values. With continued focus on diversity and equity, Luxfer’s diversity initiatives include, but are not limited to, practices and policies on recruitment and selection, including sourcing of personnel from diverse backgrounds; compensation and benefits; professional development and training; advancement opportunities; and the ongoing development of a diverse and inclusive work environment.
To ensure effective teamwork and achievement of common business goals, all Luxfer personnel are required to complete a variety of anti-harassment, non-discrimination, diversity, and unconscious bias trainings annually. Luxfer’s talent acquisition teams and hiring managers undergo additional training to ensure that a diverse slate of candidates is considered for job openings.
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
We derive our sales and earnings from operations in many countries and are subject to risks associated with doing business internationally. We have wholly-owned operations in the U.S., the U.K., Canada and China, as well as a joint venture in Japan. Doing business in different countries has risks, including the potential for adverse changes in the local, social, political, financial or regulatory climate, difficulty in staffing and managing geographically diverse operations, and the costs of complying with a variety of laws and regulations. For example, the potential implementation of tariffs on imports suggested by U.S. President Donald Trump on Canadian, Mexican, Chinese and European products would mean that our results could be affected through a rise in costs. There is the potential for tariffs to expand further, e.g. between the U.S. and the U.K. and Europe, which could impact movement of goods. In 2024, for third party revenue, we made a combined $22.9 million of sales from Canada and the U.K. to the U.S., with no sales from China to the U.S.. The U.S. in return made combined sales of $24.8 million to Europe (EU countries), U.K., Canada, and China. The total exposure across the group is therefore a combined $47.7 or 12.2% of sales.
Due to the fact we have operations in many countries, we are also liable to pay taxes in many fiscal jurisdictions. Our tax burden depends on the interpretation of local tax regulations, bilateral or multilateral international tax treaties and the administrative doctrines in each jurisdiction. Changes in these tax regulations may increase our tax burden, or otherwise affect our accounting for taxes. For example, in March 2021, the U.K. government announced an increase in the statutory rate of Corporation tax from the current 19% to 25%, which became effective in April 2023, and increased the tax burden on earnings from our U.K. operations.
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
If we fail to maintain our relationships with our major customers, or fail to replace lost customers, or if there is reduced demand from our customers or for products produced by our customers, such failures or reduced demand could materially reduce our sales. In addition, we could experience a reduction in sales if any of our customers fail to perform or default on any payment pursuant to our contracts with them. Long-term relationships with customers are especially important for suppliers of intermediate materials and components such as ourselves. We often work closely with customers to develop products that meet particular specifications as part of the design of a product intended for an end-user market. The bespoke nature of many of our products could make it difficult to replace lost customers. Our top 10 customers accounted for approximately 39% of our net sales in 2024. Any significant reduction in sales or customer payment default could have an adverse material impact on our results of operations, financial position and cash flows.
We depend upon our larger suppliers for a significant portion of our raw materials, and a loss of one of these suppliers, or a significant supply interruption could negatively impact our financial performance.
We rely, to varying degrees, on major suppliers for some of the principal raw materials of our engineered products, including aluminum, zirconium and carbon fiber.
We generally purchase raw materials from suppliers on a spot basis under standard terms and conditions. We also enter into supply contracts with Rio Tinto Alcan for a substantial portion of our aluminum requirements. In addition, we have supply contracts in place with U.S. Magnesium for raw material purchases of magnesium ingot for both military and commercial applications, although given the force majeure previously declared by U.S. Magnesium LLC, and the current idling of the plant, we do not know when or if we will be able to recommence the magnesium ingot purchases with this supplier. However, we were able to successfully secure magnesium from alternative sources to meet requirements for both military and commercial applications for 2024 and into 2025.
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
Fluctuations in the costs of raw materials could affect margins and working capital requirements in the businesses in which we use them, see ITEM 7A. We cannot always pass on cost increases or increase our prices to offset these cost increases immediately or at all, whether because of fixed-price agreements with customers, competitive pressures that restrict our ability to pass on cost increases or increase prices, or other factors. It can be particularly difficult to pass on cost increases or increase prices in product areas such as gas cylinders, where competitors offer similar products made from alternative materials, such as steel, if those materials are not subject to the same cost increases. Higher prices necessitated by large increases in raw material costs could make our current or future products unattractive compared to competing products made from alternative materials that have not been so affected by raw material cost increases, or compared to products produced by competitors who have not incurred such large increases in their raw material costs. If, for example, the cost of aluminum or carbon fiber were to rise, we may not be able pass those cost increases on to our customers.
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
We conduct a large portion of our commercial transactions, purchases of raw materials and sales of goods in various countries and regions, including the U.S., the U.K., continental Europe, Australia and Asia. Our manufacturing operations based in the U.S. and Asia usually purchase raw materials and sell goods denominated in their local currency, but our manufacturing operations in the U.K. often purchase raw materials and sell products in different currencies. Changes in the relative values of currencies can decrease the profits of our subsidiaries when they incur costs in currencies that are different from the currencies in which they generate all or part of their revenue. These transaction risks principally arise as a result of purchases of raw materials in U.S. dollars, coupled with sales of products to customers in euros. This impact is most pronounced in our exports to continental Europe from the U.K. In 2024, our U.K. operations sold approximately €47 million of goods into the Eurozone. Our policy is to hedge a portion of our net exposure to fluctuations in exchange rates with forward foreign currency exchange contracts. Therefore, we are exposed to market risk and credit risk through the use of derivative financial instruments. Moreover, any failure of hedging policies could negatively impact our profits, and thus damage our ability to fund our operations and to service our indebtedness.
In addition to subsidiaries in the U.S., we have operating subsidiaries located in the U.K., Canada, China and Australia, as well as a joint venture in Japan, each of whose revenue, costs, assets and liabilities are denominated in local currencies. As our consolidated financial statements are reported in U.S. dollars, we are exposed to fluctuations in those currencies when those amounts are translated to U.S. dollars for purposes of reporting our consolidated financial statements, which may cause declines in results of operations. The largest risk is from our operations in the U.K., which, in 2024, generated an operating profit of $10.7 million and sales of $126.7 million. Fluctuations in exchange rates, particularly between the U.S. dollar and GBP sterling (which has been subject to significant fluctuations, as described above), can have a material effect on our consolidated income statement and consolidated balance sheet. In 2024, movements in the average U.S. dollar exchange rate had a positive impact impact on net sales of $3.7 million. In 2023 movements in the average U.S. dollar exchange rate had a positive impact on net sales of $2.8 million. Changes in translation exchange rates decreased net assets by $4.6 million in 2024, compared to an increase of $7.3 million in 2023.
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
We have defined benefit pension arrangements in the U.K. and in the U.S.. In 2023, the Company completed a buyout of the U.S. BA Holdings, Inc. Pension Plan with our remaining U.S. plan being immaterial, see ITEM 8, Note 15. Our largest defined benefit plan, the Luxfer Group Pension Plan, ('the Plan') which closed to new members in 1998, remained open for accrual of future benefits based on career-average salary until April 5, 2016. However, following a consultation, it was agreed with the Trustees and plan members to close the Luxfer Group Pension Plan in the U.K. to future accrual of benefits, effective from April 5, 2016. Moreover, when increasing pension benefit payments, it was agreed to use the CPI as the reference index, in place of the RPI where applicable. The Luxfer Group Pension Plan is funded according to the regulations in effect in the U.K. and, as of December 31, 2024, and December 31, 2023, had an accounting surplus of $49.3 million and $40.3 million, respectively. There is no guarantee that the surplus funding position will be maintained and adverse market movements could result in a reversion to a deficit funding position. According to the latest triennial actuarial valuation of the Luxfer Group Pension Plan as of March 31, 2024, the Luxfer Group Pension Plan had a surplus of £20.8 million (reduced from £12.2 million deficit at the previous valuation in April 2021). Should a wind-up trigger occur in relation to the Luxfer Group Pension Plan, the buy-out surplus of that plan will become due and payable or receivable by the employers. The aggregate surplus of the Luxfer Group Pension Plan on a buy-out basis was estimated at £8.0 million as of March 31, 2024 (reduced from £86.0 million deficit in April 2021). The Trustee has the power to wind-up the Luxfer Group Pension Plan if it determines that in the best interests of members, there is no reasonable purpose in continuing the Luxfer Group Pension Plan.
No contributions were made to the plan during 2024 and 2023. The Trustee can request additional contributions, and the U.K. Pensions Regulator ("TPR") has the power to order further funding in the current three-year window should increasingly stringent regulation require it (see Environmental and regulatory risks: The Pensions Regulator in the U.K. has the power in certain circumstances to issue contribution notices or financial support directions that, if issued, could result in significant liabilities arising for us). We remain legally responsible and committed to ensuring that the Luxfer Group Pension Plan has the funding required to meet its liabilities as they fall due.
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

In November 2024, the 29th United Nations Climate Change Conference (COP29) convened in Baku, Azerbaijan, resulting in significant developments:

•Climate Finance Commitment: Developed nations agreed to mobilize $300 billion annually by 2035 to assist developing countries in mitigating climate change impacts and transitioning to sustainable energy sources.

•Carbon Trading Mechanism: COP29 finalized rules under Article 6 of the Paris Agreement, establishing a UN-backed body to regulate international carbon credit trading.

These outcomes underscore a global commitment to intensify efforts in combating climate change, increased costs of compliance with climate change regulations and the potential impact on energy costs could have a material adverse effect on our results of operations, financial position and cash flows.

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
Our products are highly technical in nature, and in order to maintain and improve our market position, we depend on successful research and development activity to continue to improve our existing products and develop new products. We cannot be certain that we will have sufficient research and development capability to respond to changes in the industries in which we operate. These changes could include changes in the technological environment in which we currently operate, increased demand for new products or the development of alternatives to our products. For example, the development of lighter weight steel alloys has made the use of steel in gas cylinders a more competitive alternative to aluminum than it had been previously. We may also experience delays in completing development of, enhancements to or new versions of our products, and product innovations may not achieve the market penetration or price stability necessary for profitability. In addition to benefiting from our research collaboration with universities, we spent $4.4 million, $4.6 million and $4.9 million in 2024, 2023 and 2022, respectively, on our own research and development activities. We expect to fund our future research and development expenditure requirements through operating cash flows and restricted levels of indebtedness, but if operating profit decreases, we may not be able to invest in research and development or continue to develop new products or enhancements.
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
As of December 31, 2024, we had $25.0 million of indebtedness under our senior notes (the "Loan Notes") due in 2026. There was also a $17.2 million and $3.1 million balance on the revolving credit facility ("RCF") and bank overdraft, respectively, as of December 31, 2024.
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
As of the date of the filing of this Form 10-K, we are not aware of any successful attempts by third parties to gain access to our systems and networks and do not believe that any such attempts have had a material effect, or are reasonably likely to have a material effect, on our business, operations, or financial condition.
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

Cybersecurity risk management - We devote significant resources to network security, data encryption, employee training, monitoring of networks and systems, patching, maintenance and backup of systems and data. We also follow best practices for IT and data security as our IT controls are aligned with DFARS / NIST 800-171 IT Security Standard for US Government Contractors. Although there have been no cybersecurity incidents that have been material to the Company to date, cyber-attacks are continually becoming more sophisticated, and our IT network is still potentially vulnerable to threats and incidents in the future. As part of our cybersecurity risk management processes, we maintain an incident response plan that establishes a set of procedures for reporting and handling cybersecurity events
To assure long-term success, Luxfer is committed to discovering and preparing for all potential cybersecurity threats. We set out below certain mitigating actions that we believe help us manage our principal cybersecurity risks.

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
Luxfer’s IT Steering Committee continues to carry out internal phishing simulations to engage employees with cybersecurity, raise awareness, and educate employees on how to recognize and report phishing attacks. Through the simulations, we are able to test our employees’ reaction to phishing emails and collect important metrics such as click rate. Data collection allows us to pinpoint trouble spots and target additional trainings to specific teams or locations. This information is also reported once to Luxfer’s Senior Leadership Team and is an important supplement to our overall IT security training program.
Security audits and assessments - We perform periodic security audits and assessments to test our cybersecurity program. These efforts span across our cybersecurity program, including but not limited to audits, and assessments. We regularly engage appropriately qualified independent third parties to assess our cybersecurity program, including cybersecurity maturity assessments, and independent review of our security control environment and operating effectiveness.

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
We carry out Gas Cylinders manufacturing operations at two plants in the United States and single plants in each of the United Kingdom, Canada and China. Gas Cylinders also has a sales and distribution office in Australia. In 2024 we agreed a sublease at our Pomona site for an unused portion of the plant.
We carry out Graphic Arts manufacturing operations at one plant in the United States and one plant in the United Kingdom.
We have a further plant in the United States, Superform U.S., which is classified as discontinued operations.
Our manufacturing plants comprise both owned and leased properties. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

Division	Property / Plant	Principal products manufactured	Ownership	Approximate area (square feet)
Elektron
	Manchester, England	Magnesium alloys / zirconium chemicals	Split Lease / Own	520,000
	Tamaqua, PA	Magnesium powders	Own	65,000
	Flemington, NJ	Zirconium chemicals	Own	65,000
	Cincinnati, OH	Magnesium heating pads	Lease	175,000
	Saxonburg, PA	Magnesium powders	Own	70,000
Gas Cylinders
	Nottingham, England	Composite and aluminum cylinders	Lease	145,000
	Calgary, Canada	Composite cylinders	Lease	65,000
	Pomona, CA	Composite cylinders	Lease	100,000
	Riverside, CA	Composite cylinders	Lease / Own	125,000
	Shanghai, China	Composite cylinders	Lease	15,000
Graphic Arts
	Madison, IL	Magnesium Sheet	Lease	800,000
	Manchester, England	Magnesium Sheet	Own*	40,000
Discontinued operations
	Riverside, CA	Aluminum panels	Lease	50,000
*With the separate disclosure of Graphic Arts reporting segment in 2023 and 2024, a portion of the Manchester site, owned and previously disclosed within Elektron, has been reclassified as Graphic Arts. Graphic Arts occupy the site owned by Luxfer MEL Technologies.
Item 3.        Legal Proceedings
The Company is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 22 (subsequent events) to the consolidated financial statements in ITEM 8.

Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange and is traded under the symbol "LXFR." As of December 31, 2024, the Company had 17 shareholders of record.
Dividends
During the first quarter of 2022, the Company paid quarterly dividends of $0.125 per ordinary share. In the final three quarters of 2022 and throughout 2023 and 2024, the Company paid quarterly dividends of $0.130 per ordinary share. This equated to $14.0 million paid in 2024, $14.0 million in 2023 and $14.2 million in 2022 respectively. A further dividend of $3.5 million was declared and paid in the first quarter of 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial position, contractual restrictions, restrictions imposed by our indebtedness, any future debt agreements or applicable laws and other factors that our Board of Directors may deem relevant. As with all dividends declared to date, we expect future dividends to be paid out of our earnings.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming an investment of $100 on December 31, 2019, and the reinvestment of all dividends since that date to December 31, 2024. The graph also contains for comparison purposes the Russell 2000 Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization and characteristics, we believe the Russell 2000 Index is an appropriate published industry index for comparison purposes.
Purchase of Equity Securities
As part of a weekly share buyback program, in 2024, the Company purchased 200,000 ordinary shares in open-market transactions for a total cost of $2.3 million. The following table shows this by quarter.

	Total number of shares purchased	Average price paid per share
January 1 - March 31	50,000	$8.98
April 1 - June 30	50,000	11.19
July 1 - September 29	50,000	11.54
September 30 - December 31	50,000	13.89
Total	200,000
In December 2024, the Board of Directors authorized the repurchase of 40,000 of our ordinary shares in the first quarter of 2025.

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
•potential or actual tariffs, and other political risks worldwide;
•our ability to execute our strategic review, including our Graphic Arts business, to safeguard margins and reduce costs;
•future pandemics;
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
Key trends and uncertainties regarding our existing business
Uncertainty of demand in certain end-markets
Macro-economic conditions have continued to impact our general industrial end-market with demand remaining soft for products across all segments. We have also experienced variability of demand for certain products in our defense, first response & healthcare end-market, particularly defense applications, including countermeasure flares and flameless ration heaters, although we have seen this improve in the second half of the year. We have been able to navigate these challenges through productivity and cost management initiatives resulting in improved margins. Legal recoveries and effective working capital management contributed to excellent cash conversion and significantly reduced net debt levels.

While the outlook remains uncertain there are some signs of recovery within the industrial and defense end markets within our Elektron segment, which we are well-placed to capitalize on.

Operating objectives and trends
In 2025, we expect the following operating objectives and trends to impact our business:
•Addressing continuing general macro uncertainty and building resilience into the outlook;
•Ongoing focus on cost control and productivity improvements across the business to drive margin improvement, as well as new product launches to stimulate top line growth;
•Execution of actions identified upon completion of the previously announced expanded and accelerated strategic review, including the divestiture of Graphic Arts and Superform U.S.;
•Execution of selected capital investment projects to support our strategy of profitable growth while maintaining our infrastructure;
•Continued emphasis on operating cash generation and maintaining strong working capital performance;
•Further improvements in ESG standing through focus on sustainability and on our values of teamworking and accountability; and
•Focus on recruiting, developing and maintaining talent, while driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations from continuing operations of Luxfer were as follows:

	Years ended December 31,			% / point change
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Net sales	$391.9	$405.0	$423.4	(3.2)%	(4.3)%
Cost of sales	(306.2)	(328.4)	(328.4)	(6.8)%	—%
Gross profit	85.7	76.6	95.0	11.9%	(19.4)%
% of net sales	21.9%	18.9%	22.4%	3.0	(3.5)
Selling, general and administrative expenses	(48.1)	(48.7)	(43.1)	(1.2)%	13.0%
% of net sales	12.3%	12.0%	10.2%	0.3	1.8
Research and development	(4.4)	(4.6)	(4.9)	(4.3)%	(6.1)%
% of net sales	1.1%	1.1%	1.2%	—	(0.1)
Restructuring charges	(4.7)	(6.4)	(1.9)	(26.6)%	236.8%
% of net sales	1.2%	1.6%	0.4%	(0.4)	1.2
Impairment charges	—	(12.7)	—	(100.0)%	n/a
% of net sales	—%	3.1%	—%	(3.1)	3.1
Acquisition and disposals costs	(12.2)	—	(0.3)	n/a	(100.0)%
% of net sales	3.1%	—%	0.1%	3.1	(0.1)
Other income	7.7	—	—	n/a	n/a
% of net sales	2.0%	—%	—%	2.0	—
Gain on disposal of assets held-for-sale	6.1	—	—	n/a	n/a
% of net sales	(1.6)%	—%	—%	(1.6)	—
Operating income	30.1	4.2	44.8	616.7%	(90.6)%
% of net sales	7.7%	1.0%	10.6%	6.7	(9.6)
Net interest expense	(5.2)	(6.3)	(3.9)	(17.5)%	61.5%
% of net sales	1.3%	1.6%	0.9%	(0.3)	0.7
Defined benefit pension credit / (charge)	1.6	(7.6)	0.1	(121.1)%	(7,700.0)%
% of net sales	0.4%	(1.9)%	—%	2.3	(1.9)
Income / (loss) before income taxes	26.5	(9.7)	41.0	(373.2)%	(123.7)%
% of net sales	6.8%	(2.4)%	9.7%	9.2	(12.1)
(Provision) / credit for income taxes	(8.2)	7.1	(9.0)	(215.5)%	(178.9)%
Effective tax rate	30.9%	73.2%	22.0%	(42.3)	51.2
Net income / (loss) from continuing operations	$18.3	$(2.6)	$32.0	(803.8)%	(108.1)%
% of net sales	4.7%	(0.6)%	7.6%	5.3	(8.2)

Net sales
Adjusting for foreign exchange tailwinds of $1.7 million (2023: $0.3 million), consolidated net sales have decreased by 3.6% in 2024 from 2023. The adverse impact of volume and mix has accounted for a $16.0 million reduction in sales, while the passing through of price increases has slightly offset this decrease by $1.2 million.
While sales in our General Industrial and Transportation end markets have decreased by 9.2% and 5.7% respectively, our sales in our Defense, First Response and Healthcare end market have increased by 2.7%.
Overall sales have been negatively impacted by:
•Significant decrease in demand for zirconium products, particularly those used in automotive catalysis products;
•Lower sales of both commercial and defense aerospace alloys;
•Reductions in sales of chemical response kits following increased activity in the prior year clearing order backlogs;
•Lower sales for Alternative Fuel cylinders following lower demand in North America; and
•Decreased demand for photo-engraving plates.
These decreases were partially offset by:
•Increased sales of flameless ration heaters for meals ready to eat (MRE) and of our new unitized ration product ("UGR-E") ;
•Strong sales of magnesium alloys, particularly those used in automotive applications; and
•Stronger demand for SCBA cylinders as well as cylinders used in aerospace applications.

Gross profit
The 3.0 percentage point increase in gross profit as a percentage of sales in 2024 from 2023 was primarily the result of contract renegotiation and manufacturing efficiencies having a positive impact on margins within the Gas Cylinders and Elektron Divisions respectively. This has been partially offset by adverse volume and mix.

Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales are relatively flat, having increased by 0.3 percentage points in 2024 from 2023. SG&A costs in 2023 included $5.9 million of legal costs in the Elektron Division. This activity relates to the legal case described in Note 22.

Research and development costs
Research and development costs as a percentage of sales remained flat in 2024 when compared to 2023 the overall spend of $4.4 million continues to show our commitment to new product development.

Restructuring charges
The $4.7 million restructuring charges in 2024 includes:
•$1.9 million of asset impairments and $1.8 million asset relocation, restructuring and other costs in relation to the rationalization of our North American Gas Cylinders businesses to reduce our fixed cost base;
•$0.1 million gain on disposal of Luxfer Gas Cylinders France site, offset by $0.9 million of costs incurred in relation to its closure; and
•$0.2 million of waste clean up costs in the Elektron division in relation to the consolidation of production facilities in the Magnesium Powders operations.

Impairment charges
The $12.7 million impairment charges incurred in 2023 arose from fully writing down property, plant and equipment and right of use assets from operating leases within our Graphic Arts division as a result of our annual impairment and strategic review.

Acquisition and disposals costs
In 2024 acquisition and disposal related costs of $12.2 million were incurred in relation to the divestiture of our Graphic Arts segment. $9.8 million represents a loss on held-for-sale asset group to reflect its fair value and $2.4 million represents professional fees. No acquisition and disposal related costs were incurred during 2023.

Other Income
Other Income of $7.7 million in 2024 relates to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case, (see Note 22). Historically the legal costs relating to this case were in selling, general and administrative expenses. There was no other income in 2023.

Gain on Disposal of assets held for sale
The $6.1 million gain on disposal recognized in 2024 was in relation to the sale of previously disclosed held-for-sale land and buildings in our Elektron division. Net consideration of $7.3 million was received in the fourth quarter of 2024. There was no gain on disposal of assets held for sale in 2023.

Net interest expense
Net interest expense of $5.2 million in 2024 decreasing from $6.3 million in 2023 primarily due to the lower average drawings on the revolving credit facility.

Defined benefit pension credit

The defined benefit pension credit of $1.6 million in 2024, is in relation to the U.K. plan.
The defined benefit pension charge of $7.6 million in 2023, was predominantly the result of the sale of the U.S. pension plan liability to an insurer. There was a $9.0 million charge in relation to the sale, which included $2.1 million cash and $6.9 million in relation to the derecognition of the U.S. pension liability and reallocation of accumulated actuarial losses from other comprehensive income. An additional $0.3 million of interest cost was recognized in relation to the U.S. plan in the year. The 2023 charge was partially offset by a $1.7 million credit on the U.K. plan as expected return on assets outweighed the interest cost and net actuarial loss. This is consistent with the current year.

Provision for income taxes
The 42.3 percentage point decrease in the effective tax rate in 2024 from 2023 was primarily due to non-deductible expenses and deferred tax credit, predominantly in relation to the previously mentioned pension buy-out and impairment charges.

2023 compared with 2022
For a discussion comparing our consolidated operating results for the year ended December 31, 2023, with the year ended December 31, 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 27, 2024. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2024.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following tables of non-GAAP summary financial data presents a reconciliation of net income from continuing operations and diluted earnings per ordinary share from continuing operations to adjusted net income from continuing operations, adjusted EBITA from continuing operations, adjusted income from continuing operations before income taxes, adjusted EBITDA from continuing operations, adjusted EBITDA excluding legal cost (recovery) / expense, adjusted earnings per ordinary share from continuing operations, adjusted provision for income taxes and adjusted effective tax rate from continuing operations, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income excluding legal cost (recovery) / expense, adjusted earnings per share, adjusted EBITA and adjusted EBITDA excluding legal cost (recovery) / expense are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income from continuing operations, adjusted earnings per share from continuing operations, adjusted EBITA from continuing operations and adjusted EBITDA excluding legal cost (recovery) / expense from continuing operations in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability. In 2024, the Company initiated a process to divest the Graphic Arts business. While Graphic Arts does not meet the 'strategic shift' criteria outlined in ASC 205-20 for it to be classified as a discontinued operation, we believe that given the expectation that divestiture will be completed in the current year, it is appropriate in the tables below to separate out the results of Graphic Arts in order to provide a more complete financial summary for the period. Similarly for other Income of $7.7 million in 2024 relates to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case, historically the legal costs relating to this case were in selling, general and administrative expenses, however the other income in 2024 is separated due to its one-off nature and the recovery relating to several years. We believe separating the income and costs relating to this is also appropriate to provide a more complete financial summary for the period.

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$18.3	$(13.9)	$32.2	$(2.6)	(14.9)	$12.3
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.8	—	0.8	0.8	—	0.8
Acquisition and disposal related charge	12.2	12.2	—	—	—	—
Defined benefit pension (credit) / charge	(1.6)	—	(1.6)	7.6	—	7.6
Restructuring charge	4.7	—	4.7	6.4	—	6.4
Gain on disposal of assets held-for-sale	(6.1)	—	(6.1)	—	—	—
Impairment charge	—	—	—	12.7	12.7	—
Share-based compensation charge	3.5	0.5	3.0	2.8	—	2.8
Tax impact of defined benefit settlement	—	—	—	(4.9)	—	(4.9)
Income tax on adjusted items	(0.9)	(0.6)	(0.3)	(6.4)	(3.0)	(3.4)
Adjusted net income / (loss)	30.9	(1.8)	32.7	16.4	(5.2)	21.6
Less:
Legal cost (recovery) / expense	(7.7)	—	(7.7)	5.9	—	5.9
Tax on legal cost recovery / (expense)	1.8	—	1.8	(1.2)	—	(1.2)
Adjusted net income / (loss) excluding legal cost (recovery) / expense	$25.0	$(1.8)	$26.8	$21.1	$(5.2)	$26.3
Adjusted earnings / (loss) per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.68	$(0.51)	$1.19	$(0.10)	$(0.55)	$0.45
Impact of adjusted items	0.46	0.44	0.02	0.71	0.36	0.35
Adjusted diluted earnings / (loss) per ordinary share	$1.14	$(0.07)	$1.21	$0.61	$(0.19)	$0.80
Impact of legal cost (recovery) / expense	(0.22)	—	(0.22)	0.17	—	0.17
Adjusted diluted earnings / (loss) per ordinary share excluding legal cost recovery / expense	$0.92	$(0.07)	$0.99	$0.78	$(0.19)	$0.97
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees.

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$30.9	$(1.8)	$32.7	$16.4	$(5.2)	$21.6
Add back:
Income tax on adjusted items	0.9	0.6	0.3	6.4	3.0	3.4
Income tax expense	8.2	(1.3)	9.5	(7.1)	(4.1)	(3.0)
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Net finance costs	5.2	(0.4)	5.6	6.3	(0.2)	6.5
Adjusted EBITA	45.2	(2.9)	48.1	26.9	(6.5)	33.4
Loss on disposal of property, plant and equipment	0.1	—	0.1	—	—	—
Depreciation	9.3	—	9.3	11.9	2.0	9.9
Adjusted EBITDA	54.6	(2.9)	57.5	38.8	(4.5)	43.3
Less:
Legal cost (recovery) / expense	(7.7)	—	(7.7)	5.9	—	5.9
Adjusted EBITDA excluding legal cost (recovery) / expense	$46.9	$(2.9)	$49.8	$44.7	$(4.5)	$49.2

	Year-to-date
In millions except per share data	2024			2023
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$30.9	$(1.8)	$32.7	$16.4	$(5.2)	$21.6
Add back:
Income tax on adjusted items	0.9	0.6	0.3	6.4	3.0	3.4
Tax impact of defined benefit pension settlement	—	—	—	4.9	—	4.9
Provision / (credit) for income taxes	8.2	(1.3)	9.5	(7.1)	(4.1)	(3.0)
Adjusted income / (loss) from continuing operations before income taxes	40.0	(2.5)	42.5	20.6	(6.3)	26.9
Adjusted provision (credit) for income taxes	9.1	(0.7)	9.8	4.2	(1.1)	5.3
Adjusted effective tax rate from continuing operations	22.8%	28.0%	23.1%	20.4%	17.5%	19.7%

	2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$14.6	$33.5	$(2.9)	$45.2
Depreciation	3.4	5.9	—	9.3
Loss on disposal of property, plant and equipment	—	0.1	—	0.1
Segment adjusted EBITDA	$18.0	$39.5	$(2.9)	$54.6

	2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$12.6	$20.8	$(6.5)	$26.9
Depreciation	4.1	5.8	2.0	$11.9
Segment adjusted EBITDA	$16.7	$26.6	$(4.5)	$38.8

	2022
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$8.0	$36.6	$5.6	$50.2
Depreciation	4.8	5.9	2.2	12.9
Segment adjusted EBITDA	$12.8	$42.5	$7.8	$63.1

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Gas Cylinders, Elektron and Graphic Arts). The three segments comprise various product offerings that serve multiple end-markets.
In 2023, the Graphic Arts reporting segment was disaggregated from the Elektron segment and in 2024 and 2023 is being reported separately as the Graphic Arts segment. The Elektron segment's results for 2022 have been adjusted to strip out Graphic Arts' results.
Adjusted EBITA, which is our segment income metric, represents net income from continuing operations adjusted for share-based compensation charges, restructuring charges, impairment charges, other charges, acquisitions and disposals costs, net interest expenses, defined benefits pension credit, provision for taxes and amortization. A reconciliation to pre-tax income can be found in ITEM 8, Note 18. Adjusted EBITDA, as shown below, represents adjusted EBITA less depreciation. Management believes that adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. Adjusted EBITDA is reconciled to adjusted EBITA above.
GAS CYLINDERS
The results of operations from the Gas Cylinders segment are for continuing operations only.
The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	Years ended December 31,			% / point change
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Net sales	$186.3	$186.4	$183.7	(0.1)%	1.5%
Adjusted EBITA	14.6	12.6	8.0	15.9%	57.5%
Adjusted EBITDA	18.0	16.7	12.8	7.8%	30.5%
Adjusted EBITA % of net sales	7.8%	6.8%	4.4%	1.0	2.4
Adjusted EBITDA % of net sales	9.7%	9.0%	7.0%	0.7	2.0

Net sales
The 0.1% decrease in Gas Cylinders sales in 2024 from 2023 was primarily the result of:
•Lower sales of Alternative Fuels cylinders;
•Industrial cylinders' sales being weaker in the year.
These increases have been largely offset by:
•Price increases throughout the segment as contracts are renegotiated; and
•Increased volumes of our medical and aerospace cylinders.
Adjusted EBITA
The 1.0 percentage point increase in adjusted EBITA for Gas Cylinders as a percentage of net sales in 2024 from 2023 is predominantly the result of pricing improvements from new sales contracts partially offset by adverse sales mix and volume.
Adjusted EBITDA
The 0.7 percentage point increase in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2024 from 2023 is predominantly the result of the increase in adjusted EBITA as a percentage of net sales.

ELEKTRON
The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	Years ended December 31,			% / point change
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Net sales	$176.0	$187.1	$201.0	(5.9)%	(6.9)%
Adjusted EBITA	33.5	20.8	36.6	61.1%	(43.2)%
Adjusted EBITDA	39.5	26.6	42.5	48.5%	(37.4)%
Adjusted EBITA % of net sales	19.0%	11.1%	18.2%	7.9	(7.1)
Adjusted EBITDA % of net sales	22.4%	14.2%	21.1%	8.2	(6.9)
Net sales
The 5.9% decrease in Elektron sales in 2024 from 2023 was primarily the result of:
•Significant decrease in demand for zirconium products, particularly those used in automotive catalysis products;
•Lower sales of both commercial and defense aerospace alloys; and
•Reductions in chemical response kit and commercial magnesium powder sales.
These decreases were partially offset by:
•Increased sales of flameless ration heaters for meals ready to eat (MRE) and of our new unitized ration product ("UGR-E") ;
•Strong sales of magnesium alloys, particularly those used in automotive applications;
•Increased magnesium alloy sales to the Oil and Gas industry.
Adjusted EBITA
The 7.9 percentage point increase in adjusted EBITA for Elektron as a percentage of net sales in 2024 from 2023 was a result of the net recovery from the previously disclosed US Ecology case in 2024 of $7.7 million, compared to the net cost of $5.9 million in 2023. This was partially offset by adverse price.
Adjusted EBITDA
The 8.2 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in 2024 from 2023 was predominantly the result of the increase in adjusted EBITA as a percentage of net sales.

GRAPHIC ARTS
The net sales, adjusted EBITA and adjusted EBITDA for Graphic Arts were as follows:

	Years ended December 31,			% / point change
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Net sales	$29.6	$31.5	$38.7	(6.0)%	(18.6)%
Adjusted EBITA	(2.9)	(6.5)	5.6	(55.4)%	(216.1)%
Adjusted EBITDA	(2.9)	(4.5)	7.8	(35.6)%	(157.7)%
Adjusted EBITA % of net sales	(9.8)%	(20.6)%	14.5%	10.8	(35.1)
Adjusted EBITDA % of net sales	(9.8)%	(14.3)%	20.2%	4.5	(34.5)
Net sales
The 6.0% decrease in Graphic Arts sales in 2024 from 2023 was primarily the result of fluctuating demand for photo-engraving plates, particularly outside the North American market.
Adjusted EBITA
The loss in 2024 for Graphic Arts was a result of relatively high magnesium raw material cost amid increased competition. 2023 was significantly impacted by significant material cost inflation resulting in competitive constraints. Magnesium purchase price has reduced throughout 2024, although there is typically a lag before this impact is recognized in the income statement through lower cost of sales.
Adjusted EBITDA
The loss in 2024 for Graphic Arts was a result of the factors above, in accordance with ASC 360, depreciation did not impact 2024 as no depreciation is charged on assets held for sale.

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
We have been in compliance with the covenants under the Loan Notes and the RCF throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2024.
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
Cash Flows from Continuing Operations
Operating activities
Cash provided by operating activities was $51.1 million and $26.2 million in 2024 and 2023 respectively, which includes approximately $5.0 million and $3.6 million of cash spent on restructuring activities in those years. Cash was primarily related to the net income / loss from operating activities, net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit / (charge); gain on disposal of held for sale assets; loss on held-for-sale asset group and net changes to assets and liabilities. Cash flow was impacted by the $5.8 million receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case, whereas 2023 had an outflow of $5.9 million. Also impacting the 2023 cash flow was the $2.1 million contribution the Company made in relation to the sale of the U.S. pension plan to an insurer.
Investing activities
Net cash used for investing activities was $3.4 million in 2024, compared to $9.4 million in 2023. The following investing activities impacted our cash flow:
Capital expenditures

Capital expenditures in 2024 was $10.3 million compared to $9.4 million in 2023. We anticipate capital expenditures for 2025 to be between $12 million and $15 million as we increase investment in order to grow the business.
Proceeds from assets held for sale
In September 2024, the Company sold a previously held-for-sale building in the Elektron segment for $7.3 million. Consideration was paid in full in October 2024.
Financing activities
In 2024, net cash used for financing activities was $44.0 million, (2023: $27.5 million). We repaid $1.5 million of bank overdraft, made net repayments on our borrowing facilities of $25.7 million (2023: net drawdowns of $10.2 million) and dividend payments of $14.0 million (2023: $14.0 million), equating to $0.52 per ordinary share (2023: $0.52 per ordinary share). In 2024, the Company spent $2.3 million repurchasing approximately 200,000 shares, (2023: $2.7 million repurchasing approximately 200,000 shares).
Loan Note 2026
The Note Purchase Agreement contains customary covenants and events of default, in each case with customary and appropriate grace periods and thresholds. In addition, the Note Purchase Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio measures our EBITDA (as defined in the Note Purchase Agreement) to Net Finance Charges (as defined in the Note Purchase Agreement). We are required to maintain an interest coverage ratio of 4.0:1. The leverage ratio measures our Total Net Debt (as defined in the Note Purchase Agreement) to Adjusted Acquisition EBITDA (as defined in the Note Purchase Agreement). We are required to maintain a leverage ratio of no more than 3.0:1. We have been in compliance with the covenants under the Note Purchase Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2024. The Loan Note due 2026 and the Note Purchase Agreement are governed by the law of the State of New York.
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
Senior Facilities Agreement
A Senior Facilities Agreement was signed in October 2021, for more information see ITEM 8 Note 12.
Structure. At December 31, 2024 the Senior Facilities Agreement provided $125 million of committed debt facilities in the form of a multi-currency (GBP sterling, U.S. dollars or euros) RCF and an additional $25 million of uncommitted facilities through an accordion clause. The facilities mature in October 2026. As of December 31, 2024, we had drawn down $17.2 million under the Revolving Credit Facility (December 31, 2023: $43.1 million).

Availability.    The facility is used for loans and overdrafts. Amounts unutilized under the RCF (or, if the case, under the revolving portion of the accordion) are allocated to ancillary facilities available under the Senior Facilities Agreement in connection with overdraft facilities, bilateral loan facilities and letter of credit facilities. As of December 31, 2024, we had drawn down $2.8 million under the ancillary facilities (December 31, 2023: $2.2 million). We may use amounts drawn under the RCF for our general corporate purposes and certain capital expenditures, as well as for the financing of permitted acquisitions and reorganizations. As of December 31, 2024, $107.8 million (net of $17.2 million drawn down) was available under the RCF. The last month in which we may draw funds from the RCF is September 2026.
The Company also had a separate (uncommitted) bonding facility for bank guarantees; denominated in GBP sterling totaling £0.5 million ($0.6 million) and £0.1 million ($0.2 million) was utilized at December 31, 2024.
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
As of December 31, 2024, we had drawn down $17.2 million under the RCF (December 31, 2023: $43.1 million). A commitment fee is levied each quarter against any unutilized element of the RCF, excluding overdraft or ancillary facilities.
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
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2024.
The Senior Facilities Agreement is governed by English law. For more information see ITEM 8, Note 12.

Dividends
We paid dividends in 2024 of $14.0 million (2023: $14.0 million), or $0.52 (2023: $0.52) per ordinary share.
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

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In millions	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual cash obligations
Loan Notes due 2026	$25.0	$—	$25.0	$—	$—
Revolving Credit Facility due October 2026	17.2	—	17.2	—	—
Bank overdraft	3.1	3.1	—	—	—
Obligations under operating leases	20.2	4.6	5.7	2.2	7.7
Capital commitments	0.5	0.5	—	—	—
Interest payments	3.7	2.3	1.4	—	—
Total contractual cash obligations	$69.7	$10.5	$49.3	$2.2	$7.7

2023 compared with 2022
For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2023, with the year ended December 31, 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 27, 2024. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2024.
Off-balance sheet measures
At December 31, 2024, we had no off-balance sheet arrangements other than the three bonding facilities as described above.
COMMITMENTS AND CONTINGENCIES
Capital commitments
At December 31, 2024, the Company had capital expenditure commitments of $0.5 million (2023: $2.3 million and 2022: $1.4 million) for the purchase of new plant and equipment.
Committed banking facilities
At December 31, 2024 and December 31, 2023 the Company had committed banking facilities of $125.0 million with an additional $25.0 million of uncommitted facilities through an accordion provision. Of these committed facilities, $17.2 million was drawn at December 31, 2024 ($43.1 million December 31, 2023). The banking facilities expire in October 2026.
Contingencies
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the US Ecology case (see Note 22) are covered by insurance. The Company recognized $7.7 million within other income in the twelve months of 2024, in relation to these costs previously incurred by the Company. $5.8 million cash has been received in 2024 and a final $1.9 million has been received post year end, included within accounts and other receivables.

NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the notes to the Consolidated Financial Statements, included in this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:
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
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Management carried out its qualitative review on the last day of the third quarter in 2024 and 2023. Our qualitative review showed no indicators of impairment in segments carrying goodwill. As a result, the Company concluded its review and was not required to perform a quantitative review.
U.K. Defined Benefit Pension Plan
The Company operates a funded defined benefit pension plan in the U.K., and immaterial plans in the U.S. and France. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: (i) discount rates; (ii) inflation rates; (iii) pension increases; and (iv) life expectancy. These assumptions are updated annually and are disclosed in ITEM 8, Note 15 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions can have a material impact on the pension and other post-retirement obligations and future expense.
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
Discount rate
The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. This yield produced a weighted-average discount rate for our U.K. plans of 5.40% in 2024, 4.50% in 2023 and 4.80% in 2022. The discount rate on our U.S. plans was n/a in 2024 and 2023, and 5.10% in 2022. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2025.
To indicate the sensitivity of results to this assumption, a 0.1% per annum increase in the discount rate for our U.K. plans would reduce the value of the liabilities and therefore increase the pension surplus by approximately $2.5 million and increase the projected 2025 income statement credit by approximately $0.1 million.

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
To indicate the sensitivity of results to the CPI assumption, a 0.1% per annum decrease in all CPI-linked assumptions, (including pension increases) for our U.K. plan, would reduce the value of the liabilities and therefore increase the pension surplus at December 31, 2024 by approximately $1.3 million and increase the projected 2024 income statement credit by approximately $0.1 million.
Pension increases
The pension increase assumptions have been set with reference to the corresponding CPI inflation assumption and take account of the caps and floors applicable to the various components of pension indexation.
Life expectancy
The life expectancies of male and female members aged 65 on 31 December 2024 are assumed to be 20.1 and 22.7 years, respectively, with the life expectancies of male and female members aged 65 on 31 December 2044 assumed to be 21.3 and 24.1 years, respectively.
To indicate the sensitivity of results to the life expectancy assumption, a one year increase in assumed life expectancy on the U.K. plan could increase the value of the liabilities and therefore decrease the pension surplus at December 31, 2024 by approximately $6.3 million.

Expected rate of return
Our expected rate of return on plan assets for our U.K. plans was 5.80% in 2024, 4.80% in 2023 and 5.60% in 2022. The expected rate of return on our U.S. plans was n/a in 2024 and 2023, and 4.70% in 2022. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecast economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
See ITEM 8, Note 15 of the Notes to Consolidated Financial Statements for further information regarding pension and other post-retirement plans.

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

	December 31, 2024
Sales hedges	U.S. dollars	Canadian Dollars
Contract totals/£m	36.5	0.2
Maturity dates	01/25 to 03/25	01/25
Exchange rates	$1.2511 to $1.2999	$1.7969

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars
Contract totals/£m	1.2	0.8	15.6	1.0
Maturity dates	01/25	02/25	01/25 to 03/25	01/25
Exchange rates	$1.2507	€1.2104	$1.7451 to $1.8137	$2.0073 to $2.0177

	December 31, 2023
Sales hedges	U.S. dollars	Euros	Canadian Dollars	Japanese Yen
Contract totals/£m	23.5	3.4	0.3	0.2
Maturity dates	01/24 to 02/24	01/24 to 03/24	01/24 to 02/24	01/24 to 02/24
Exchange rates	$1.2159 to $1.2760	€1.1432 to €1.1494	$1.6843	¥179.3673 to ¥185.6455

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars	Chinese yuan
Contract totals/£m	0.4	0.8	11.0	0.9	1.4
Maturity dates	02/24 to 03/24	01/24	01/24 to 02/24	01/24	01/24
Exchange rates	$1.2155 to $1.2614	€1.1577 to €1.1535	$1.7199 to $1.6840	$1.8719	¥9.0433 to ¥9.0440

Commodity price risk
We are exposed to commodity price risks in relation to the purchases of our raw materials.
There is no financial market to hedge magnesium, zirconium raw materials or carbon fiber, and prices for these raw materials have been volatile in recent years, with substantial increases throughout 2022, price fluctuations throughout 2023 and a slow decline in 2024. To help mitigate these risks, we have a number of fixed-price supply contracts for a portion of these raw materials, which limits our exposure to price volatility over a calendar year. However, we remain exposed over time to rising prices in these markets, and therefore rely on the ability to pass on any major price increases to our customers in order to maintain our levels of profitability especially for carbon fiber wrapped composite cylinders, zirconium, and magnesium-based products. We have also in the last few years, when we felt it was appropriate, made additional physical purchases of magnesium and some rare earth chemicals to delay the impact of higher prices, but this has had a cash flow impact on occasion, thereby leading to greater utilization of our revolving credit bank facilities.
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
Interest rate risk
As of December 31, 2024, we had both fixed rate and variable rate debt outstanding on our consolidated balance sheet. As a result of this exposure, we have in the past hedged interest payable under our floating rate indebtedness based on a combination of forward rate agreements, interest rate caps and swaps. There were no fixed or variable rate interest hedge agreements in place as of December 31, 2024, and December 31, 2023.
Luxfer has exposure to variable interest rates when it draws down on the revolving credit facilities. As a result of this exposure, we may decide to hedge interest payable based on a combination of forward rate agreements, interest rate caps and swaps. It has also used fixed rate debt within its financing structure to mitigate volatility in interest rate movements as disclosed in Notes 12 and 13 in the Notes to the Consolidated Financial Statements.

Item 8.        Financial Statements and Supplementary Data

Luxfer Holdings PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Luxfer Holdings PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Luxfer Holdings PLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Pension Benefit Obligations

As described in Notes 1 and 15 to the consolidated financial statements, the Company had pension benefit obligations of $205.1 million as of December 31, 2024. As disclosed by management, the amounts recognized in the consolidated financial statements related to the pension benefit obligations are determined from actuarial valuations. Inherent in the valuation of pension benefit obligations are assumptions, including: (i) discount rates; (ii) inflation rates; (iii) pension increases; and (iv) life expectancy. Differences in actual experience or changes in these assumptions can have a material impact on the pension benefit obligations.

The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligations is a critical audit matter are (i) the significant judgment made by management, including the use of management’s specialists, when determining the pension benefit obligations; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to discount rates, inflation rates, pension increases, and life expectancy; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the pension benefit obligations. These procedures also included, among others, testing the completeness, accuracy and relevance of the underlying data used in the valuation of the pension benefit obligations. Professionals with specialized skill and knowledge were used to assist in (i) testing management’s process for estimating the pension benefit obligations, (ii) evaluating the reasonableness of the significant assumptions used by management related to discount rates, inflation rates, pension increases, and life expectancy and (iii) assessing the appropriateness of management’s methodology in line with the requirements of ASC 715 Compensation — Retirement Benefits.

/s/ PricewaterhouseCoopers LLP
Manchester, United Kingdom
February 25, 2025

We have served as the Company’s auditor since 2015.

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
In millions, except share and per-share data	2024	2023	2022
Net sales	$391.9	$405.0	$423.4
Cost of sales	(306.2)	(328.4)	(328.4)
Gross profit	85.7	76.6	95.0
Selling, general and administrative expenses	(48.1)	(48.7)	(43.1)
Research and development	(4.4)	(4.6)	(4.9)
Restructuring charges	(4.7)	(6.4)	(1.9)
Impairment charges	—	(12.7)	—
Acquisitions and disposals costs	(12.2)	—	(0.3)
Other income	7.7	—	—
Gain on disposal of assets held-for-sale	6.1	—	—
Operating income	30.1	4.2	44.8
Net interest expense	(5.2)	(6.3)	(3.9)
Defined benefit pension credit / (charge)	1.6	(7.6)	0.1
Income / (loss) before income taxes	26.5	(9.7)	41.0
(Provision) / credit for income taxes	(8.2)	7.1	(9.0)
Net income / (loss) from continuing operations	18.3	(2.6)	32.0
Income / (loss) from discontinued operations, net of tax	0.1	0.7	(5.1)
Net income / (loss)	$18.4	$(1.9)	$26.9

Earnings / (loss) per share(1)
Basic from continuing operations	0.68	(0.10)	1.17
Basic from discontinued operations	—	0.03	(0.19)
Basic	$0.69	$(0.07)	$0.99
Diluted from continuing operations	0.68	(0.10)	1.16
Diluted from discontinued operations	—	0.03	(0.19)
Diluted	$0.68	$(0.07)	$0.98

(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular year may not equal the earnings-per-share amount in total.

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In millions	2024	2023	2022
Net income / (loss)	$18.4	$(1.9)	$26.9

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	(4.6)	7.3	(13.2)
Pension and post-retirement gains, net of $2.2, $7.5 and $3.1 of tax, respectively	6.4	14.2	8.8
Other comprehensive income / (loss) net of tax	1.8	21.5	(4.4)

Total comprehensive income	$20.2	$19.6	$22.5

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per-share data	2024	2023
Current assets
Cash and cash equivalents	$4.1	$2.3
Restricted cash	2.2	0.3
Accounts and other receivables, net of allowances of $0.3 and $0.7, respectively	58.8	54.2
Prepayments and accrued income	4.6	5.7
Inventories	83.6	95.9
Current assets held-for-sale	22.5	8.9
Other current assets	—	1.5
Total current assets	175.8	168.8
Non-current assets
Property, plant and equipment, net	62.8	63.8
Right-of-use assets from operating leases	11.5	15.4
Goodwill	67.0	67.5
Intangibles, net	11.5	12.0
Deferred tax assets	4.1	3.9
Pensions and other retirement benefits	49.3	40.3
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$382.4	$372.1
Current liabilities
Current maturities of long-term debt and short-term borrowings	$3.1	$4.6
Accounts payable	29.6	26.5
Accrued liabilities	24.0	20.9
Taxes on income	5.6	—
Current liabilities held-for-sale	12.8	3.9
Other current liabilities	18.6	8.9
Total current liabilities	93.7	64.8
Non-current liabilities
Long-term debt	42.0	67.6
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	14.0	10.2
Other non-current liabilities	13.1	16.8
Total liabilities	$162.9	$159.5
Commitments and contingencies (Note 20)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2024 and 2023; issued 28,944,000 for 2024 and 2023; outstanding 26,742,074 and 26,834,628 for 2024 and 2023, respectively	$26.5	$26.5
Additional paid-in capital	226.1	223.5
Treasury shares	(24.9)	(22.9)
Company shares held by ESOP	(0.8)	(0.9)
Retained earnings	108.7	104.3
Accumulated other comprehensive loss	(116.1)	(117.9)
Total shareholders' equity	$219.5	$212.6
Total liabilities and shareholders' equity	$382.4	$372.1

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In millions	2024	2023	2022
Operating activities
Net income / (loss)	$18.4	$(1.9)	$26.9
Net loss / (income) from discontinued operations	(0.1)	(0.7)	5.1
Net income / (loss) from continuing operations	18.3	(2.6)	32.0
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation	9.3	11.9	12.9
Depreciation of right of use assets	3.3	3.3	4.4
Amortization of purchased intangible assets	0.8	0.8	0.7
Amortization of debt issuance costs	0.3	0.4	0.5
Share-based compensation charge	3.5	2.8	2.5
Deferred income taxes	1.1	(0.6)	8.7
Loss on disposal of property, plant and equipment	0.1	—	—
Loss on disposal of business	—	—	1.0
Asset impairment charges and non-cash restructuring charges	2.8	15.9	—
Gain on disposal of held for sale assets	(6.1)	—	—
Loss on held for sale asset group	9.8	—	—
Defined benefit pension (credit) / charge	(1.0)	7.9	0.1
Defined benefit pension contributions	—	(2.3)	(0.4)
Changes in assets and liabilities
Accounts and notes receivable	(4.3)	17.5	(25.3)
Inventories	(4.1)	16.6	(25.0)
Current assets held-for-sale	(4.7)	1.0	(3.3)
Other current assets	1.5	(1.5)	—
Prepayments and accrued income	1.1	(0.9)	(1.9)
Accounts payable	4.8	(19.0)	21.3
Accrued liabilities	4.6	(9.2)	2.4
Current liabilities held-for-sale	5.7	0.5	0.9
Other current liabilities	6.8	(4.3)	(8.8)
Other non-current assets and liabilities	(2.5)	(12.0)	(6.9)
Net cash provided by operating activities - continuing	51.1	26.2	15.8
Net cash provided by operating activities - discontinued	—	0.1	0.1
Net cash provided by operating activities	51.1	26.3	15.9
Investing activities
Capital expenditures	(10.3)	(9.4)	(8.3)
Purchase of intangible assets	(0.4)	—	—
Proceeds from sale of property, plant and equipment	—	—	3.7
Proceeds from disposal of assets held for sale	7.3	—	—
Settlements from sale of businesses	—	—	(1.0)
Net cash used for investing activities - continuing	(3.4)	(9.4)	(5.6)
Net cash used for investing activities - discontinued	—	(0.1)	(0.1)
Net cash used for investing activities	(3.4)	(9.5)	(5.7)
Financing activities
Repayment of loan notes	—	(25.0)	—
(Repayment) / drawdown of bank overdraft	(1.5)	4.6	—
Net (repayment) / drawdown of long-term borrowings	(25.7)	10.2	24.8
Debt issuance costs	—	(0.2)	—
Dividends paid	(14.0)	(14.0)	(14.2)
Share-based compensation cash paid	(0.5)	(0.4)	(1.4)
Repurchase of deferred shares	—	—	(0.1)
Repurchase of ordinary shares	(2.3)	(2.7)	(11.1)
Net cash used for financing activities	(44.0)	(27.5)	(2.0)
Effect of exchange rate changes on cash and cash equivalents	—	0.4	(1.7)
Net increase / (decrease)	3.7	(10.3)	6.5
Cash, cash equivalents and restricted cash; beginning of year	2.6	12.9	6.4
Cash, cash equivalents and restricted cash; end of year	$6.3	$2.6	$12.9
Supplemental cash flow information:
Interest payments	$5.8	$6.1	$4.0
Income tax (receipts) / payments	(1.2)	3.3	0.6
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Company shares held by ESOP Number	Company shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
At January 1, 2022	$26.5	$149.9	$70.9	(0.6)	$(9.6)	(0.8)	$(1.1)	$107.5	$(135.0)	$209.1
Net income for the year	—	—	—	—	—	—	—	26.9	—	26.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4.4)	(4.4)
Dividends declared and paid	—	—	—	—	—	—	—	(14.2)	—	(14.2)
Share-based compensation	—	—	2.5	—	—	—	—	—	—	2.5
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.7)	—	0.3	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(1.1)	—	—	0.1	0.1	—	—	(1.0)
Repurchase of ordinary shares	—	—	—	(0.7)	(11.1)	—	—	—	—	(11.1)
Cancellation of ordinary shares	—	(149.9)	149.8	—	—	—	—	—	—	(0.1)
At December 31, 2022	$26.5	$—	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net loss for the year	—	—	—	—	—	—	—	(1.9)	—	(1.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	21.5	21.5
Dividends declared and paid	—	—	—	—	—	—	—	(14.0)	—	(14.0)
Share-based compensation	—	—	2.8	—	—	—	—	—	—	2.8
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(0.4)	—	—	0.1	0.1	—	—	(0.3)
Repurchase of ordinary shares	—	—	—	(0.2)	(2.7)	—	—	—	—	(2.7)
At December 31, 2023	$26.5	$—	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income for the year	—	—	—	—	—	—	—	18.4	—	18.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.8	1.8
Dividends declared and paid	—	—	—	—	—	—	—	(14.0)	—	(14.0)
Share-based compensation charges	—	—	3.5	—	—	—	—	—	—	3.5
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.3)	—	0.3	—	—	—	—	—
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(0.6)	—	—	0.1	0.1	—	—	(0.5)
Repurchase of ordinary shares	—	—	—	(0.2)	(2.3)	—	—	—	—	(2.3)
At December 31, 2024	$26.5	$—	$226.1	(1.7)	$(24.9)	(0.5)	$(0.8)	$108.7	$(116.1)	$219.5
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are presented in U.S. dollars ("USD"). The books of the Company's non-U.S. entities are converted to USD at each reporting period date in accordance with the accounting policy below. The functional currency of the holding company, Luxfer Holdings PLC, is USD and that of its U.K. subsidiaries is British pound sterling ("GBP"), being the most appropriate currency for those particular operations.
Discontinued operations
Certain amounts relating to our discontinued businesses are recorded within assets or liabilities held-for-sale on the consolidated balance sheets and within net loss / income from discontinued operations on the consolidated statements of income.
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligns with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business with the intention of divesting this business within the next twelve months.
In accordance with Accounting Standards Codification ("ASC") 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at December 31, 2024, and disclosed within assets or liabilities held-for-sale on the consolidated balance sheets, however the business does not meet the criteria to be classified as a discontinued operation.
Fiscal year
Our fiscal year ends on December 31.
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and in the reported amounts of revenues and expenses during the reporting period. Significant estimates include our assessment of property, plant and equipment, right of use asset valuations and impairment, goodwill for impairment, loss contingencies, estimated realizable value on excess and obsolete inventory, estimated selling proceeds from assets held for sale, contingent liabilities, income taxes and pension benefits. Actual results could differ from our estimates.

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
On the last day of the third quarter in 2024, management carried out the qualitative review on all reporting units with a goodwill balance. No indicators of impairment were identified in these reporting units, therefore the Company concluded its review at this point and was not required to perform a quantitative review.
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

1.    Summary of Significant Accounting Policies (continued)
Property, plant and equipment, net
Property, plant and equipment are stated at cost less accumulated depreciation and any impairment in value. Depreciation is calculated on a straight-line basis over the estimated useful life of the particular asset. The depreciation expense during 2024, 2023 and 2022 was $9.3 million, $11.9 million and $12.9 million, respectively. The estimated useful lives are summarized as follows:

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
During the Company's recently commenced strategic review, in December 2023, the Company determined that the Graphic Arts business no longer aligns with the overall Luxfer strategy and have initiated a process to divest the Graphic Arts business. As a result of such decision and its impact on the Company's hold period, a $12.7 million impairment charge has been recognized in 2023, disclosed as impairment charges in the consolidated statement of income, relating to right of use assets, $1.6 million and property, plant and equipment, $11.1 million, in our Graphic Arts segment. In 2024, the Company initiated a sale process for its Graphic Arts business with the intention of divesting this business. In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at December 31, 2024, however the business does not meet the criteria to be classified as a discontinued operation. The Company recognized $9.8 million loss on the held-for-sale asset group within acquisition and disposal expense on the statement of income, in 2024, relating to the Graphic Arts' assets which have been revalued to the expected consideration the Company will receive, $7.5 million relating to inventory, and $2.3 million relating to right-of-use assets.
There was also $2.8 million and $3.2 million of asset impairments recognized within restructuring charges in 2024 and 2023 respectively predominantly relating to rationalization of our North American Gas Cylinders businesses.
Within discontinued operations in 2022, there was a $2.6 million impairment charge relating to the right of use asset previously held as a sublet to Neos International Limited, the right of use asset being building leases retained on sale of Superform U.K. In 2024 and 2023, the Company recognized a disposal-related credit within discontinued operations of $0.4 million and $0.2 million, respectively, in relation to the previously impaired asset.

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
Restricted cash is recognized separately in the Consolidated Balance Sheets. Restricted cash balances were $2.2 million at December 31, 2024, and $0.3 million at December 31, 2023. The amounts held in escrow were held in relation to the closure of Luxfer Gas Cylinders France, a payment received for a historic doubtful debt in our Elektron division and workers' compensation insurance.
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
During 2024, the average USD/GBP sterling exchange rate was £0.7821 compared to the 2023 average of £0.8032. This change resulted in a positive impact of $3.7 million on revenue and $0.3 million on operating income. Based on the 2024 level of revenue and income, a weakening in GBP sterling leading to a £0.05 increase in the USD/GBP sterling exchange rate would result in a decrease of $7.6 million in revenue and a decrease of $0.7 million in operating net income.
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
Actuarial assumptions are updated annually and are disclosed in Note 15. We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis.
Payments to defined contribution plans are charged as an expense as they fall due.
Commitments and contingencies
Loss contingencies are recognized when the Company has a present obligation as a result of a past event, it is probable that a transfer of resources will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation.
In January 2025, a final settlement was agreed on the previously disclosed legal matter (see Note 22) and was covered in full by insurance with payment made in February 2025. The Company recognized a gain contingency related to the insurance payout receivable in connection with the case. Based on the terms of the insurance policy and communications with the insurer, management determined that the receipt of the claim proceeds was virtually certain and therefore recognized an asset in other receivables as of December 31, 2024, with a corresponding liability recorded in other current liabilities.
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
We are exposed to credit risk in the event of nonpayment by customers. However, we mitigate our exposure to credit risk by performing ongoing credit evaluations. No individual customer represented more than 10% of our revenue or accounts receivable. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

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
New accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures regarding significant expenses. We have adopted the disclosure requirements and the guidance was applied retrospectively to all periods presented related to the required disclosures but otherwise did not affect our consolidated financial statements.
Accounting standards which have been early adopted
None
Accounting standards issued but not yet effective
On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires new and enhanced disclosures primarily related to income taxes paid and the effective tax rate reconciliation. We will adopt the standard beginning with our annual reporting for the year ending December 31, 2025.

2.    Revenue

Disaggregated revenue from continuing operations for the fiscal years ended December 31, 2024, 2023, and 2022, are included below and in Note 18, Segment Information.

	Years ended December 31,
	2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$30.3	$47.6	$29.6	$107.5
Transportation	67.6	44.9	—	112.5
Defense, First Response & Healthcare	88.4	83.5	—	171.9
Total	$186.3	$176.0	$29.6	$391.9

	2023
	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$32.0	$54.9	$31.5	$118.4
Transportation	70.6	48.7	—	119.3
Defense, First Response & Healthcare	83.8	83.5	—	167.3
Total	$186.4	$187.1	$31.5	$405.0

	2022
	Gas Cylinders	Elektron	Graphic Arts	Total
General industrial	$34.0	$82.8	$38.7	$155.5
Transportation	77.8	55.1	—	132.9
Defense, First Response & Healthcare	71.9	63.1	—	135.0
Total	$183.7	$201.0	$38.7	$423.4
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities at December 31, 2024, 2023 and 2022 are included within current assets and liabilities held-for-sale.

3.     Acquisitions and disposals

	Year-to-date
In millions	2024	2023	2022
Loss on held-for-sale asset group	$(9.8)	$—	$—
Disposal related costs	(2.4)	—	—
Acquisition related costs	—	—	(0.3)
	$(12.2)	$—	$(0.3)
The $9.8 million loss on held-for-sale asset group in 2024 relates to the Graphic Arts' assets which have been revalued to the expected consideration the Company will receive.
Disposal-related costs of $2.4 million in 2024, represent professional fees incurred and accrued in relation to the planned divestiture of the Graphic Arts segment.
Acquisition-related costs of $0.3 million in 2022 represented transitional costs and professional fees incurred in relation to the acquisition of Structural Composites Industries LLC.

4.    Restructuring charges
During 2024, 2023 and 2022, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring costs by reportable segment were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Severance and other costs
Gas Cylinders Segment	$(1.7)	$(2.9)	$(1.7)
Elektron Segment	(0.2)	(0.3)	(0.2)
	$(1.9)	$(3.2)	$(1.9)
Asset impairments
Gas Cylinders Segment	$(2.8)	$(3.0)	$—
Elektron Segment	—	(0.2)	—
	$(2.8)	$(3.2)	$—

Total restructuring charges	(4.7)	(6.4)	(1.9)
Activity related to restructuring, recorded in other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2024	2023
Balance at January 1,	$3.3	$3.7
Costs incurred	1.9	3.2
Cash payments and other	(5.0)	(3.6)
Balance at December 31,	$0.2	$3.3

5.    Other income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed legal matter (see Note 22) are covered by insurance. The Company recognized $7.7 million as other income in 2024, in relation to these costs previously incurred by the Company, of which $5.8 million was received in 2024 and a final $1.9 million has been received post year end, included within accounts and other receivables as of December 31, 2024.

6.    Earnings per share

Basic earnings / (loss) per share are computed by dividing net income / (loss) for the period by the weighted-average number of ordinary shares outstanding, net of Treasury shares and shares held in ESOP. Diluted earnings / (loss) per share are computed by dividing net income / (loss) for the period by the weighted average number of ordinary shares outstanding and the dilutive ordinary share equivalents.
Basic and diluted earnings / (loss) per share were calculated as follows:

	Years ended December 31,
In millions except share and per-share data	2024	2023	2022
Basic (loss) / earnings:
Net income / (loss) from continuing operations	$18.3	$(2.6)	$32.0
Net (loss) / income from discontinued operations	0.1	0.7	(5.1)
Net income / (loss)	$18.4	$(1.9)	$26.9

Weighted average number of £0.50 ordinary shares:
For basic earnings / (loss) per share	26,804,873	26,897,556	27,304,847
Dilutive effect of potential common stock	279,028	123,403	236,355
For diluted earnings / (loss) per share	27,083,901	27,020,959	27,541,202

Earnings / (loss) per share using weighted average number of ordinary shares outstanding:(1)(2)
Basic earnings / (loss) from continuing operations	$0.68	$(0.10)	$1.17
Basic (loss) / earnings from discontinued operations	$—	$0.03	$(0.19)
Basic earnings / (loss) per ordinary share	$0.69	$(0.07)	$0.99

Diluted earnings / (loss) from continuing operations	$0.68	$(0.10)	$1.16
Diluted (loss) / earnings from discontinued operations	$—	$0.03	$(0.19)
Diluted earnings / (loss) per ordinary share	$0.68	$(0.07)	$0.98
(1) The calculation of earnings / (loss) per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular year may not equal the earnings-per-share amount in total.
(2) The loss per share for continuing operations in 2023 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

7.     Discontinued operations
Our Superform aluminum superplastic forming business, which operated from sites in the U.S. and the U.K., was historically included in the Gas Cylinders Segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Income for all periods presented. We expect our Superform U.S. business to be sold within the next twelve months.
In 2022, the Company recognized impairment and disposal-related costs of $2.6 million and $2.0 million respectively, in relation to previous dispositions of our Superform U.K. business and our U.S. aluminum gas cylinder business, which occurred in 2021.
In 2024 and 2023, the Company recognized a disposal-related credit of $0.4 million and $0.2 million, respectively, in relation to a previously impaired asset from the previous dispositions which occurred in 2021.
The assets and liabilities of the above businesses have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at December 31, 2024, and December 31, 2023.

7.     Discontinued operations (continued)
Results of discontinued operations were as follows:

In millions	2024	2023	2022
Net sales	$6.6	$8.2	$7.7
Cost of goods sold	(5.2)	(6.4)	(6.9)
Gross profit	1.4	1.8	0.8
Selling, general and administrative expenses	(1.9)	(1.7)	(0.9)
Restructuring charges	—	(0.2)	(0.3)
Acquisition and disposal credit / (costs)	0.4	0.2	(2.0)
Impairment charges	—	—	(2.6)
(Loss) / income before income taxes	(0.1)	0.1	(5.0)
Credit / (provision) for income taxes	0.2	0.6	(0.1)
Net (loss) / income	$0.1	$0.7	$(5.1)
The associated assets and liabilities relating to Superform U.S. that are classified as held-for-sale were as follows:

In millions	December 31, 2024	December 31, 2023
Accounts and other receivables	$1.8	$2.2
Prepayments and accrued income	0.4	0.1
Inventories	4.0	3.3
Current assets	6.2	5.6

Right-of-use assets	1.5	2.1
Total assets	$7.7	$7.7

Accounts payable	0.8	0.9
Accrued liabilities	0.4	0.4
Other current liabilities	2.4	2.6
Current liabilities	3.6	3.9

Total liabilities	$3.6	$3.9
The depreciation and amortization, capital expenditures and significant operating non-cash items were as follows:

In millions	2024	2023	2022
Non-cash add-backs to cash flows from discontinued operating activities:
Depreciation	$—	$0.1	$0.1
Settlements from sale of businesses	—	—	1.0

Cash flows from discontinued investing activities:
Capital expenditures	$—	$0.1	$0.1

8.     Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	December 31,	December 31,
In millions	2024	2023
Accounts and other receivables	5.5	2.2
Prepayments and accrued income	1.6	0.1
Inventory	11.3	3.3
Current assets	18.4	5.6

Property, plant and equipment	0.3	1.2
Right-of-use-assets	3.8	2.1
Non-current assets	4.1	3.3

Total held-for-sale assets	$22.5	$8.9

Held-for-sale liabilities
Accounts payable	1.4	0.9
Accrued liabilities	3.3	0.4
Other liabilities	8.1	2.6
Held-for-sale liabilities	$12.8	$3.9
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligns with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business with the intention of divesting this business within the next twelve months.
In 2024, the company recognized a $9.8 million loss on held-for-sale asset group recognized within acquisitions and disposals costs, relating to our Graphic Arts segment to reflect its fair value. A total $2.4 million of costs ($1.7 million accrual), have also been recognized within acquisitions and disposals costs in the Income Statement, for expected costs in relation to professional fees in relation to the planned divestiture of the Graphic Arts segment.

Included within assets held-for-sale in 2023 are land and buildings valued at $1.2 million, within our Elektron Segment. In 2024, the Company recognized a $6.1 million gain on disposal in relation to the sale of the land and buildings in our Elektron division. Net consideration of $7.3 million was received in the fourth quarter of 2024. There was no gain on disposal of assets held for sale in 2023.
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at December 31, 2024, however the business does not meet the criteria to be classified as a discontinued operation.

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the years ended December 31, 2024 and 2023 were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2023	$25.0	$40.6	$65.6
Exchange difference	1.2	0.7	1.9
At December 31, 2023	26.2	41.3	67.5
Exchange difference	(0.3)	(0.2)	(0.5)
Net balance at December 31, 2024	$25.9	$41.1	$67.0
Accumulated goodwill impairment losses in relation to continuing operations were $8.0 million as of December 31, 2024 and 2023.
Changes in the gross value of identifiable intangible assets during the year ended December 31, 2024, were as follows:

In millions	Customer relationships	Technology and trading related	Total
At January 1, 2023	$15.2	$7.4	$22.6
Exchange movements	—	0.4	0.4
At December 31, 2023	$15.2	$7.8	$23.0
Additions	0.4	—	0.4
Exchange movements	—	(0.1)	(0.1)
At December 31, 2024	$15.6	$7.7	$23.3
Identifiable intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$15.6	$(7.0)	$8.6	$15.2	$(6.6)	$8.6
Technology and trading related	7.7	(4.8)	2.9	7.8	(4.4)	3.4
Total identifiable intangibles	$23.3	$(11.8)	$11.5	$23.0	$(11.0)	$12.0

Identifiable intangible asset amortization expense in 2024, 2023 and 2022 was $0.8 million, $0.8 million and $0.7 million, respectively.
Intangible asset amortization expense over the next five years is expected to be approximately $0.8 million per year.
The weighted-average amortization period for the customer relationships is 14 years and for the technology and trading related assets is 12 years.

10.    Supplementary balance sheet information

In millions	2024	2023
Accounts and other receivables
Trade receivables, net	$45.8	$52.3
Related parties	0.1	0.1
Derivative financial instruments	—	0.4
Other receivables	12.9	1.4
Total accounts and other receivables	$58.8	$54.2

Inventories
Raw materials and supplies	$29.9	$34.7
Work-in-process	25.5	34.8
Finished goods	28.2	26.4
Total inventories	$83.6	$95.9

Other current assets
Income tax receivable	—	1.5
Total other current assets	$—	$1.5

Property, plant and equipment, net
Land, buildings and leasehold improvements	$49.2	$51.0
Machinery and equipment	218.8	234.9
Construction in progress	12.7	13.6
Total property plant and equipment	280.7	299.5
Accumulated depreciation and impairment	(217.9)	(235.7)
Total property, plant and equipment, net	$62.8	$63.8

Current maturities of long-term debt and short-term borrowings
Bank overdraft	3.1	4.6
Total current maturities of long-term debt and short-term borrowings	$3.1	$4.6

Other current liabilities
Short term provision	$9.1	$0.1
Restructuring provision	0.2	3.3
Derivative financial instruments	0.9	—
Operating lease liability	4.0	4.7
Deferred consideration payable	1.6	—
Advance payments	2.8	0.8
Total other current liabilities	$18.6	$8.9

Other non-current liabilities
Contingent liabilities	$2.3	$1.6
Operating lease liability	10.7	15.0
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$13.1	$16.8
Impairment of Graphic Arts assets
In 2024, there was $7.5 million inventory, and $2.3 million right-of-use asset impairments recognized (disclosed as loss on held-for-sale asset group within acquisitions and disposals costs on the statement of income). In 2023, there was $11.1 million and $1.6 million of property, plant and equipment, and right-of-use asset impairments recognized respectively. Both years were recognized in continuing operations relating to our Graphic Arts segment.

11.    Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss consist of the following:

In millions	December 31, 2024	December 31, 2023
Cumulative translation adjustments	$(63.0)	$(58.4)
Pension plans actuarial loss, net of tax	(53.1)	(59.5)
Accumulated other comprehensive loss	$(116.1)	$(117.9)

12.    Debt

Debt outstanding was as follows:

In millions	December 31, 2024	December 31, 2023
4.94% Loan Notes due June 2026	25.0	25.0
Revolving credit facility	17.2	43.1
Bank overdraft	3.1	4.6
Unamortized debt issuance costs	(0.2)	(0.5)
Total debt	$45.1	$72.2
Less current portion	(3.1)	(4.6)
Non-current debt	$42.0	$67.6
In October 2021, the Company completed a refinancing of its existing Revolving Credit Facility, ("RCF"), extending its tenure to October 2026, while providing increased flexibility to incur additional indebtedness outside of this agreement if required and reducing the covenant burden.
At December 31, 2024, $125 million (December 31, 2023, $125 million) of committed debt facilities in the form of a multi-currency (GBP sterling, U.S. dollars or euros) RCF was available to the Company. In addition, $25 million of uncommitted facility capacity remains available through an accordion increase clause.
The RCF bears interest equal to an applicable margin, based upon the Company's leverage, plus either EURIBOR, in the case of amounts drawn in euros, SONIA (Sterling Overnight Index Average), in the case of amounts drawn in GBP sterling, or SOFR (Secured Overnight Financing Rate) in the case of amounts drawn in U.S. dollars. The weighted-average interest rate on the RCF was 7.50% and 7.70% in 2024 and 2023, respectively.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts is, as follows:

In millions	2025	2026	Total
Loan Notes due June 2026	—	25.0	25.0
Revolving credit facility due October 2026	—	17.2	17.2
Other - Bank overdraft	3.1	—	3.1
Total debt	$3.1	$42.2	$45.3
The bank overdraft is an uncommitted facility with no expiration date, this is reviewed annually and can be cancelled by either the bank or the Company on demand.

12.    Debt (continued)
Facilities
We have been in compliance with the covenants under the Note Purchase, Private Shelf Agreement and Senior Facilities Agreement throughout all of the quarterly measurement dates in 2024.
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

13.    Derivatives and Financial Instruments
The Company's financial instruments comprise bank and other loans, senior loan notes, derivatives and trade payables. Other than derivatives, the main purpose of these financial instruments is to raise finance for the Company's operations. The Company also has various financial assets, such as trade receivables and cash and cash equivalents, which arise directly from its operations.
Derivative financial instruments                                        We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices, such as magnesium and aluminum prices. We manage interest rate exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments, such as foreign currency forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. In 2024, the Company had $nil (2023: $0.4 million) derivative financial instruments recorded within accounts and other receivables. The value of derivative financial instruments recorded in other current liabilities in 2024 was $0.9 million (2023: $nil).
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
At December 31, 2024 and 2023, the Company held various forward foreign currency exchange contracts in respect of forward sales for U.S. dollars and Canadian dollars for the receipt of GBP sterling. The Company also held forward foreign currency exchange contracts in respect of forward purchases for U.S. dollars, euros, Canadian dollars and Australian dollars by the sale of GBP sterling. The contract totals in GBP sterling, range of maturity dates and range of exchange rates are disclosed overleaf, with the value denominated in GBP sterling, given that it is the currency the all of the contracts are held in.

13.    Derivatives and Financial Instruments (continued)

	December 31, 2024
Sales hedges	U.S. dollars	Canadian Dollars
Contract totals/£m	36.5	0.2
Maturity dates	01/25 to 03/25	01/25
Exchange rates	$1.2511 to $1.2999	$1.7969

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars
Contract totals/£m	1.2	0.8	15.6	1.0
Maturity dates	01/25	02/25	01/25 to 03/25	01/25
Exchange rates	$1.2507	€1.2104	$1.7451 to $1.8137	$2.0073 to $2.0177

		December 31, 2023
Sales hedges	U.S. dollars	Euros	Canadian Dollars	Japanese Yen
Contract totals/£m	23.5	3.4	0.3	0.2
Maturity dates	01/24 to 02/24	01/24 to 03/24	01/24 to 02/24	01/24 to 02/24
Exchange rates	$1.2159 to $1.2760	€1.1432 to €1.1494	$1.6843	¥179.3673 to ¥185.6455

Purchase hedges	U.S. dollars	Euros	Canadian dollars	Australian dollars	Chinese yuan
Contract totals/£m	0.4	0.8	11.0	0.9	1.4
Maturity dates	02/24 to 03/24	01/24	01/24 to 02/24	01/24	01/24
Exchange rates	$1.2155 to $1.2614	€1.1577 to €1.1535	$1.7199 to $1.6840	$1.8719	¥9.0433 to ¥9.0440

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
Bank loans
At December 31, 2024, bank and other loans of $45.3 million (2023: $72.7 million) were outstanding. At December 31, 2024, bank and other loans are shown net of issue costs of $0.2 million (2023: $0.5 million), and these issue costs are to be amortized to the expected maturity of the facilities. This carrying value approximates to its fair value at December 31, 2024 and 2023 respectively. At December 31, 2024, $20.3 million (2023: $47.7 million) of the total $45.3 million (2023: $72.7 million) bank and other loans was variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt.
Forward foreign currency exchange rate contracts
The fair value of these contracts was calculated by determining what the Company would be expected to receive or pay on termination of each individual contract by comparison to present market prices.

13.    Derivatives and Financial Instruments (continued)
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
Level 3: techniques which use inputs that have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at December 31, 2024 and 2023, were analyzed using the hierarchy as follows:

	December 31, 2024
In millions	Total	Level 1	Level 2	Level 3
Derivative financial liabilities:
Foreign currency contract liabilities	$0.9	$—	$0.9	$—
Interest bearing loans and borrowings:
Loan Notes due 2026	25.0	—	25.0	—
Revolving credit facility	17.2	—	17.2	—
Bank overdraft	3.1	—	3.1	—

	December 31, 2023
In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.4	$—	$0.4	$—
Interest bearing loans and borrowings:
Loan Notes due 2026	25.0	—	25.0	—
Revolving credit facility	43.1	—	43.1	—
Bank overdraft	4.6	—	4.6	—
14.    Income Taxes
Income/(loss) before income taxes consisted of the following:

	Years ended December 31,
In millions	2024	2023	2022
U.K.	$10.7	$10.4	$10.9
International(1)	15.8	(20.1)	30.1
Income / (loss) before income taxes	$26.5	$(9.7)	$41.0
(1) "International" reflects non-U.K. income before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31,
In millions	2024	2023	2022
Currently payable / (receivable)
U.K.	$0.5	$0.5	$(3.5)
International(1)	5.8	0.4	2.7
Total current taxes	$6.3	$0.9	$(0.8)
Deferred
U.K.	$1.9	$1.3	$7.1
International(1)	—	(9.3)	2.7
Total deferred taxes	$1.9	$(8.0)	$9.8
Total provision for income taxes	$8.2	$(7.1)	$9.0
(1) "International" reflects non-U.K. income taxes.
Differences between the financial reporting and the corresponding tax basis of assets and liabilities and the different income tax rates and laws applicable to the Company, among other factors, give rise to permanent differences between the statutory tax rate applicable in the U.K. and the effective tax rate presented in the Consolidated Income Statement, which in 2024, 2023 and 2022, were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Income / (loss) before income taxes	$26.5	$(9.7)	$41.0
Provision for income taxes at the U.K. statutory tax rate (2024: 25%, 2023: 23.5%, 2022:19%)	6.6	(2.3)	7.8
Effect of:
Non-deductible expenses	2.4	0.6	0.7
Movement in valuation allowances	—	(0.2)	0.6
Differences in income tax rates in countries where the Company operates(1)	(0.5)	0.6	1.5
Effect of changes in tax rates	(0.2)	0.1	(0.1)
Tax impact of defined benefit pension settlement	—	(4.9)	—
Other	(0.1)	(1.0)	(1.5)
Total provision for income taxes	$8.2	$(7.1)	$9.0
(1) Refers mainly to the effects of the differences between the statutory income tax rate in the U.K. against the applicable income tax rates of each country where the Company operates.

14.    Income Taxes (continued)
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Beginning balance	$1.1	$1.1	$1.8
Reductions due to expiry of statute of limitations	(1.1)	—	(0.7)
Ending balance	$—	$1.1	$1.1

Non-current	$—	$1.1	$1.1

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
At December 31, 2024, 2023 and 2022, there was nil, $0.1 million, and $0.3 million of unrecognized tax benefits, respectively, that, if recognized, would affect the annual effective tax rate.
The Company recognizes interest accrued and penalties relating to unrecognized tax benefits in the income tax line. During the years ended December 31, 2024, 2023 and 2022, the Company recognized no amounts related to interest and penalties.
The following is a summary of the tax years open by major tax jurisdiction:

Jurisdiction	Years open
U.K.	2021 - 2024
U.S. Federal	2021 - 2024
U.S. State and local	2021 - 2024
France	2021 - 2024
China	2021 - 2024
Canada	2020 - 2024

14.    Income Taxes (continued)
Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of unremitted earnings at December 31, 2024 was approximately $108.6 million (at December 31, 2023: $92.6 million, at December 31, 2022: $83.1 million). If these earnings were remitted, it is estimated that the additional income tax arising would be approximately $1.2 million (at December 31, 2023: $1.3 million, at December 31, 2022: $1.2 million).
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31,
In millions	2024	2023
Deferred tax assets	$4.1	$3.9
Deferred tax liabilities	(14.0)	(10.2)
Net deferred tax (liabilities)	$(9.9)	$(6.3)
The tax effects of the major items recorded in deferred tax assets and liabilities were as follows:

	December 31,
In millions	2024	2023
Deferred tax assets
Accrued liabilities	1.3	1.0
Tax loss and credit carry forwards	18.2	19.0
Employee compensation benefits	2.3	1.2
Operating leases	3.2	3.5
Property, plant and equipment	2.0	1.4
Excess interest capacity carry forward	1.9	2.0
Other	0.6	0.7
Total deferred tax assets	29.5	28.8
Valuation allowances	(17.4)	(17.0)
Deferred tax assets, net of valuation allowances	$12.1	$11.8
Deferred tax liabilities
Property, plant and equipment	$2.2	$1.5
Pension benefits	12.2	9.4
Goodwill and other intangibles	4.8	4.4
Operating leases	2.8	2.8
Other	—	—
Total deferred tax liabilities	$22.0	$18.1
Net deferred tax assets	$(9.9)	$(6.3)
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

Reconciliations of the beginning and ending valuation allowances were as follows:

	Years ended December 31,
In millions	2024	2023
Beginning balance	$17.0	$16.5
Foreign exchange movements	(0.8)	0.7
Additions / (deductions)	1.2	(0.2)
Closing balance	$17.4	$17.0
At December 31, 2024, the Company had carried forward tax losses and tax credits of $74.5 million (U.K.: $15.4 million, non-U.K.: $59.1 million). Carried forward tax losses and tax credits for 2023 were $75.8 million (U.K.: $16.5 million, non-U.K.: $59.3 million) and for 2022 were $74.8 million (U.K.: $15.6 million, non-U.K.: $59.2 million). To the extent that these losses are not already recognized as deferred income taxes assets and are available to offset against future taxable profits, it is expected that the future effective tax rate would be below the standard rate in the country where the profits are offset. A valuation allowance of $17.4 million (2023: $17.0 million, 2022: $16.5 million) exists for deferred tax benefits related to the tax loss and tax credit carry forwards and other benefits that may not be realized. The apportionment of the valuation allowance between the U.K. and non-U.K. jurisdictions is U.K.: $3.8 million, non-U.K.: $13.6 million (2023: U.K.: $3.9 million, non-U.K.: $13.1 million; 2022: U.K.: $3.5 million, non-U.K.: $13.0 million). The non-U.K. valuation allowances relates to tax losses in France and Germany.
Of the carried forward tax losses and tax credits as at December 31, 2024, $8.5 million expire between 2025 and 2035, and $61.0 million are available for indefinite carry-forward.

15.     Pension Plans
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
The following tables present reconciliations of pension benefit obligations, fair value of plan assets and the funded status of pension plans as of and for the years ended December 31, 2024 and 2023:

	2024	2024	2024	2023	2023	2023
In millions	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total
Change in benefit obligations
Benefit obligation at January 1	$233.9	$0.1	$234.0	$225.6	$32.6	$258.2
Interest cost	10.2	—	10.2	11.0	0.2	11.2
Settlement gain	—	—	—	—	(29.3)	(29.3)
Actuarial gains	(20.8)	—	(20.8)	(2.9)	(2.5)	(5.4)
Exchange difference	(3.0)	—	(3.0)	12.8	—	12.8
Benefits paid	(15.3)	—	(15.3)	(12.6)	(0.9)	(13.5)
Benefit obligation at December 31	$205.0	$0.1	$205.1	$233.9	$0.1	$234.0
Change in plan assets
Fair value of plan assets at January 1	$274.2	$—	$274.2	$252.6	$28.1	$280.7
Actual (loss) / return on assets	(1.0)	—	(1.0)	19.4	—	19.4
Exchange difference	(3.6)	—	(3.6)	14.6	—	14.6
Contributions from employer	—	—	—	0.2	2.1	2.3
Benefits paid	(15.3)	—	(15.3)	(12.6)	(0.9)	(13.5)
Settlement loss	—	—	—	—	(29.3)	(29.3)
Fair value of plan assets at December 31	$254.3	$—	$254.3	$274.2	$—	$274.2
Funded status
Net benefit surplus / (obligation)	$49.3	$(0.1)	$49.2	$40.3	$(0.1)	$40.2

The net benefit surplus of $49.3 million (2023: $40.3 million) in the U.K. plan is recorded in non-current assets at December 31, 2024 and December 31, 2023, the net benefit obligation of $0.1 million (2023: $0.1 million) in the U.S. / other is recorded in non-current liabilities at December 31, 2024 and December 31, 2023.
As the Plan had a surplus of $49.3 million as at December 31, 2024, no deficit contributions are payable and no Recovery Plan is required. $0.1m was paid by the company in relation to the Pension Protection Fund levy in the U.K.

15.     Pension Plans (continued)
The amounts recognized in the Consolidated Statements of Income in respect of the pension plans were as follows:

	2024	2024	2024	2023	2023	2023	2022	2022	2022
In millions	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total	U.K.	U.S. / other	Total
In respect of defined benefit plans:
Interest cost	10.2	—	10.2	11.0	0.2	11.2	6.2	1.3	7.5
Expected return on assets	(12.1)	—	(12.1)	(13.8)	0.2	(13.6)	(10.4)	(0.7)	(11.1)
Settlement loss	—	—	—	—	8.9	8.9	—	2.0	2.0
Amortization of net actuarial loss	1.3	—	1.3	1.7	0.1	1.8	1.8	0.3	2.1
Amortization of prior service credit	(0.4)	—	(0.4)	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Total (credit) / expense for defined benefit plans	$(1.0)	$—	$(1.0)	$(1.5)	$9.4	$7.9	$(2.8)	$2.9	$0.1
In respect of defined contribution plans:
Total charge for defined contribution plans	$2.1	$1.7	$3.8	$2.1	$1.6	$3.7	$2.0	$1.7	$3.7
Total charge / (credit) for benefit plans	$1.1	$1.7	$2.8	$0.6	$11.0	$11.6	$(0.8)	$4.6	$3.8

In accordance with ASC 715, defined benefit pension credit is split in the income statement, with $0.6 million (2023: $0.3 million; 2022: $0.2 million) of expenses recognized within sales, general and administrative expenses and a credit of $1.6 million (2023: $7.6 million charge; 2022: $0.1 million credit) recognized below operating income in the income statement.
The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended December 31:

In millions	2024	2023	2022
Net actuarial gain	$7.7	$11.4	$8.2
Amortization of actuarial loss	1.3	1.8	2.1
Actuarial loss recognized due to settlement event	—	8.9	2.0
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Total recognized in other comprehensive income	8.6	21.7	11.9
Total recognized in net periodic benefit cost and other comprehensive income	$9.6	$13.8	$11.8

The estimated net loss for defined benefit plans included in AOCI that will be recognized in net periodic benefit cost during 2025 is $0.7 million, consisting of amortization of net actuarial loss of $1.1 million, partially offset by amortization of prior service credit of $0.4 million.
The following table shows the amounts included in AOCI that have not yet been recognized as components of net periodic benefit cost for the years ended December 31:

In millions	2024	2023
Gross actuarial loss	$(79.1)	$(88.1)
Gross prior service credit	10.2	10.6
Total included in AOCI not yet recognized in the statement of income	$(68.9)	$(77.5)

15.     Pension Plans (continued)
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
The financial assumptions used in the calculations were:

	Projected Unit Credit Valuation
	U.K.			U.S.
	2024	2023	2022	2024	2023	2022
	%	%	%	%	%	%
Discount rate	5.40	4.50	4.80	n/a	n/a	5.10
Expected return on assets	5.80	4.80	5.60	n/a	n/a	4.70
Pre-2030
Retail Price Inflation	3.20	3.10	3.20	n/a	n/a	n/a
Consumer Price Inflation	2.20	2.00	2.10	n/a	n/a	n/a
Pension increases
Pre 6 April 1997	1.90	1.80	1.90	n/a	n/a	n/a
1997 - 2005	2.20	2.10	2.10	n/a	n/a	n/a
Post 5 April 2005	1.70	1.60	1.70	n/a	n/a	n/a
Post-2030
Retail Price Inflation	3.20	3.10	3.20	n/a	n/a	n/a
Consumer Price Inflation	3.00	3.00	3.10	n/a	n/a	n/a
Pension increases
Pre 6 April 1997	2.30	2.30	2.40	n/a	n/a	n/a
1997 - 2005	2.90	2.90	3.00	n/a	n/a	n/a
Post 5 April 2005	2.00	2.00	2.20	n/a	n/a	n/a
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
During 2023, the Plan's actuary was changed, enabling a more refined cashflow roll-forward to December 31, 2023, and providing the ability to allow for actual pension increase experience over the inter-valuation period more accurately. Due to this, an approximate 3% to 4% technical provisions basis difference was identified in valuation liabilities at April 5, 2021. As a result of the change in Plan actuary, we therefore have an experience gain coming through the UK figures in 2023.

	2024	2023
Other principal actuarial assumptions:	Years	Years
Life expectancy of male / female in the U.K. aged 65 at accounting date	20.1 / 22.7	21.2 / 23.1
Life expectancy of male / female in the U.K. aged 65 at 20 years after accounting date	21.3 / 24.1	22.5 / 24.6
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

15.     Pension Plans (continued)
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
The fair value of plan assets were:

	2024	2023
In millions	Total	Total
Assets in active markets:
Equities and growth funds	$70.1	$65.7
Government bonds	76.6	69.6
Corporate bonds	105.3	135.5
Cash	2.3	3.4
Total fair value of plan assets	$254.3	$274.2
We have taken the bid value of invested assets as at December 31, 2024 as supplied by Legal & General ('L&G'), the LGPP’s investment managers. As the L&G funds are weekly priced we have taken the price on the first dealing day of the New Year
All investments, apart from cash, were classified as Level 2 in the fair value hierarchy as of December 31, 2024 and 2023. Cash is classified as Level 1 in the fair value hierarchy as of December 31, 2024 and 2023.
The following benefit payments are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.K. pension plans
2025	$15.3
2026	14.6
2027	14.9
2028	15.1
2029	15.1
Thereafter	75.3
The estimated amount of employer deficit recovery contributions expected to be paid to the defined benefit pension plans for the year ending December 31, 2025, is nil (2024: nil actual employer contributions).
Virgin Media Ltd v. NTL Pension Trustees II Ltd
In June, 2023, the UK High Court ruled that specific historical amendments to contracted-out defined benefit plans in the period from April 6, 1997 to April 5, 2016 were invalid if they lacked a confirmation under section 37 of the Pension Schemes Act 1993 from the Plan's actuary. On July 25, 2024, the Court of Appeal upheld this decision.
The 2014 LGPP Rules state that “The Plan was contracted-out before April 6, 1997, on the GMP basis, and from April 6, 1997, until April 5, 2012, on a Protected Rights basis. From April 6, 2012, the Plan is contracted-out on a Reference Plan basis”. The Company has reviewed the current members in the LGPP that were in active service during this time period and concluded the risk of material impact stemming from the ruling is low.
At this stage, the Plan Trustees are undertaking data cleansing activities, and the potential impact of the case is being considered. Due to the low population at risk and the ongoing nature of this review it is not currently possible to assess whether there could be a potential financial impact arising and, if there was to be a financial impact, what the value would be, therefore no adjustment to the liability has been recognized at December 31, 2024.

16.    Shareholders' Equity
(a)Ordinary share capital

	December 31, 2024	December 31, 2023	December 31, 2024		December 31, 2023
	No.	No.	Millions		Millions
Authorized:
Ordinary shares of £0.50 each	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
Allotted, called up and fully paid:
Ordinary shares of £0.50 each	28,944,000	28,944,000	$26.5	(1)	$26.5	(1)
	28,944,000	28,944,000	$26.5	(1)	$26.5	(1)
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
At December 31, 2024, there were 26,742,074 (2023: 26,834,628) ordinary shares of Luxfer Holdings PLC listed on the New York Stock Exchange (NYSE).

(b) Treasury Shares

In millions
At January 1, 2023	$(20.4)
Purchase of treasury shares	(2.7)
Utilization of treasury shares	0.2
At December 31, 2023	(22.9)
Purchase of treasury shares	(2.3)
Utilization of treasury shares	0.3
At December 31, 2024	$(24.9)
In 2024, the Company purchased 200,000 ordinary shares for a total cost of $2.3 million. 16,248 of these shares were utilized at $0.3 million, with the remaining 183,752 retained within Treasury shares.
In 2023, the Company purchased 210,000 ordinary shares for a total cost of $2.7 million. 14,195 of these shares were utilized at $0.2 million, with the remaining 185,805 retained within Treasury shares.
At December 31, 2024, there were 1,657,323 (2023: 1,473,571) treasury shares held at a cost of $25.0 million (2023: $22.9 million).

16.    Shareholders' Equity (continued)
(c) Company shares held by ESOP

In millions
At January 1, 2023	$(1.0)
Utilization of ESOP shares	0.1
At December 31, 2023	(0.9)
Utilization of ESOP shares	0.1
At December 31, 2024	$(0.8)
At December 31, 2024, there were 544,603 ordinary shares at £0.50 each (2023: 635,801 ordinary shares of £0.50 each) held by The Luxfer Group Employee Share Ownership Plan (the "ESOP").

(d) Dividends paid and proposed

In millions	2024	2023	2022
Dividends declared and paid during the year:
Interim dividend paid February 2, 2022 ($0.125 per ordinary share)	$—	$—	$3.4
Interim dividend paid May 4, 2022 ($0.130 per ordinary share)	—	—	3.6
Interim dividend paid August 3, 2022 ($0.130 per ordinary share)	—	—	3.6
Interim dividend paid November 2, 2022 ($0.130 per ordinary share)	—	—	3.6
Interim dividend paid February 1, 2023 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid May 3, 2023 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid August 2, 2023 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid November 1, 2023 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid February 7, 2024 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid May 8, 2024 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid August 7, 2024 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid November 6, 2024 ($0.130 per ordinary share)	3.5	—	—
	$14.0	$14.0	$14.2

In millions	2024	2023	2022
Dividends declared and paid after December 31 (not recognized as a liability at December 31):
Interim dividend paid February 1, 2023: ($0.130 per ordinary share)	$—	$—	$3.5
Interim dividend paid February 7, 2024: ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid February 5, 2025: ($0.130 per ordinary share)	3.5	—	—
	$3.5	$3.5	$3.5

17.    Share Plans

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
Changes in the year
The change in the number of shares held by the Trustees of the ESOP and the number of share options held over those shares are shown below:

Number of shares held by ESOP Trustees
£0.50 ordinary shares
At January 1, 2024	635,801
Shares utilized during the year	(91,198)
At December 31, 2024	544,603
At December 31, 2024, the loan outstanding from the ESOP was $0.4 million (2023: $0.5 million).
The market value of each £0.50 ordinary share held by the ESOP at December 31, 2024, was $13.09 (2023: $8.94).
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

17.    Share Plans (continued)
(b) Share-based compensation (continued)
Share option and restricted stock awards
In March 2024, a combined 155,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over a period of four years and expiring two years later. Also in March 2024, a maximum 392,000 awards were granted based on the achievement of shareholder return targets. In June 2024, a combined 47,000 Restricted Stock Units over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later
In March 2023, a combined 127,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over a period of four years and expiring two years later. Also in March 2023, a maximum 157,000 awards were granted based on the achievement of shareholder return targets. In June 2023, a combined 31,000 Restricted Stock Units and Options over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later.
Total share-based compensation expense for 2024, 2023 and 2022 was as follows:

	Years ended December 31,
In millions	2024	2023	2022
Total share-based compensation charges	$3.5	$2.8	$2.5
There were no cancellations or modifications to the awards in 2024, 2023 or 2022.
The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million, $0.4 million and $0.8 million in 2024, 2023 and 2022, respectively.
The following tables illustrates the number of, and movements in, share options during the year, with each option relating to one ordinary share:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($M)
At January 1, 2024	713,097	$1.00	3.0	$6.4
Granted during the year	595,286	$1.00
Exercised during the year	(138,146)	$1.00
Accrued dividend awards	15,979	$1.00
Lapsed during the year	(61,024)	$1.00
At December 31, 2024	1,125,192	$1.00	2.1	$14.7
Options exercisable at December 31, 2024	17,851	$1.00	2.6	$0.2
Options expected to vest as of December 31, 2024	733,525	$1.00	2.2	$9.6

The weighted average fair value of options granted in 2024, 2023 and 2022 was estimated to be $7.13, $14.73 and $16.45 per share, respectively. The total intrinsic value of options that were exercised during 2024, 2023 and 2022 was $1.4 million, $1.7 million and $2.9 million, respectively. At December 31, 2024, the total unrecognized compensation cost related to share options was $3.2 million (2023: $2.8 million). This cost is expected to be recognized over a weighted average period of 1.8 years (2023: 2.4 years ).

17.    Share Plans (continued)
(b) Share-based compensation (continued)
The following table illustrates the assumptions used in deriving the fair value of share options during the year:

	2024	2023	2022
Dividend yield (%)	4.40 - 6.03	3.15 - 3.32	2.75 3.41
Expected volatility range (%)	36.40 - 45.79	31.54 - 43.49	36.11 - 49.43
Risk-free interest rate (%)	3.87 - 5.08	3.67 - 5.16	1.28 - 2.99
Expected life of share options range (years)	1.00 - 4.00	1.00 - 4.00	0.50 - 4.00
Forfeiture rate (%)	5.00	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00	$1.00
Models used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
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

18.    Segment Information
We classify our operations into business segments, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has five identified business units, which aggregate into three reportable segments within continuing operations, and one within discontinued operations. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment. As of December 31, 2023, it was determined that the Luxfer Graphic Arts reporting segment no longer met the criteria, specifically, similar economic characteristics, to be aggregated within the Elektron segment. As a result, Luxfer Graphic Arts has been disaggregated from the Elektron segment and is being reported separately as the Graphic Arts segment. Our Superform business unit used to aggregate into the Gas Cylinders segment but is now recognized within discontinued operations. A summary of the operations of the segments within continuing operations is provided below:

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
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker "CODM", the CEO, who is responsible for allocating resources and assessing performance of the operating segments, using net sales and adjusted EBITA, which is defined as the Company's measure of segment profit or loss, and is based on income before tax from continuing operations, adjusted for share-based compensation charges; restructuring charges; impairment charges; other charges; acquisitions and disposals costs; gain on disposal of assets held for sale; defined benefit credit/charge and amortization.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.

Financial information by reportable segment for the years ended December 31 is included in the following summary:

	2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$186.3	$176.0	$29.6	$391.9
Manufacturing fixed costs	(28.7)	(28.4)	(7.7)	(64.8)
Other cost of sales(1)	(127.4)	(95.6)	(18.4)	(241.4)
Other segment items(2)	(15.6)	(18.5)	(6.4)	(40.5)
Segment adjusted EBITA	$14.6	$33.5	$(2.9)	45.2
Amortization				(0.8)
Share-based compensation charges				(3.5)
Restructuring charges				(4.7)
Gain on disposal of assets held for sale				6.1
Acquisition and disposal costs				(12.2)
Defined benefit pension credit				1.6
Interest expense, net				(5.2)
Income before tax from continuing operations				$26.5

	2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$186.4	$187.1	$31.5	$405.0
Manufacturing fixed costs	(29.1)	(29.4)	(10.9)	(69.4)
Other cost of sales(1)	(129.8)	(107.9)	(21.3)	(259.0)
Other segment items(2)	(14.9)	(29.0)	(5.8)	(49.7)
Segment adjusted EBITA	$12.6	$20.8	$(6.5)	26.9
Amortization				(0.8)
Share-based compensation charges				(2.8)
Restructuring charges				(6.4)
Impairment charges				(12.7)
Defined benefit pension charge				(7.6)
Interest expense, net				(6.3)
Loss before tax from continuing operations				$(9.7)

	2022
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$183.7	$201.0	$38.7	$423.4
Manufacturing fixed costs	(30.3)	(27.3)	(11.2)	(68.8)
Other cost of sales(1)	(132.3)	(110.6)	(16.7)	(259.6)
Other segment items(2)	(13.1)	(26.5)	(5.2)	(44.8)
Segment adjusted EBITA	$8.0	$36.6	$5.6	50.2
Amortization				(0.7)
Share-based compensation charges				(2.5)
Restructuring charges				(1.9)
Acquisition and disposal costs				(0.3)
Defined benefit pension credit				0.1
Interest expense, net				(3.9)
Income before tax from continuing operations				$41.0
During 2024 there were $0.7 million sales made between our Elektron segment and Graphic Arts segment (2023: $0.7 million and 2022: $0.4 million )
(1) Other cost of sales includes material costs and variable costs.
(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

18.    Segment Information (continued)

	Depreciation and amortization			Restructuring Charges
In millions	2024	2023	2022	2024	2023	2022
Gas Cylinders segment	$3.4	$4.1	$4.8	$4.5	$5.9	$1.7
Elektron segment	6.7	6.6	6.6	0.2	0.5	0.2
Graphic Arts segment	—	2.0	2.2	—	—	—
Consolidated	$10.1	$12.7	$13.6	$4.7	$6.4	$1.9

	Total assets		Capital expenditure
In millions	2024	2023	2024	2023	2022
Gas Cylinders segment	$122.5	$131.0	$4.8	$2.1	$1.2
Elektron segment	173.1	162.4	5.4	6.1	6.7
Graphic Arts segment	14.8	19.6	0.3	1.0	0.7
Total reportable segments	310.4	313.0	10.5	9.2	8.6
Other	64.3	51.3	—	—	—
Discontinued operations	7.7	7.8	—	0.1	—
	$382.4	$372.1	$10.5	$9.3	$8.6
The following tables present certain geographic information by geographic region for the years ended December 31:

	Net Sales(1)
	2024		2023		2022
	$M	Percent	$M	Percent	$M	Percent
United States	$228.1	58.2%	$243.1	60.0%	$243.3	57.5%
U.K.	26.1	6.7%	19.7	4.9%	20.6	4.9%
Japan	22.0	5.6%	19.3	4.8%	18.2	4.3%
Germany	22.6	5.8%	19.2	4.7%	19.2	4.5%
France	11.6	3.0%	9.0	2.2%	8.5	2.0%
Top five countries	$310.4	79.3%	$310.3	76.6%	$309.8	73.2%
Rest of Europe	35.4	9.0%	38.5	9.5%	40.9	9.7%
Asia Pacific	23.2	5.9%	28.0	6.9%	39.1	9.2%
Other(2)	22.9	5.8%	28.2	7.0%	33.6	7.9%
	$391.9		$405.0		$423.4
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America, Canada and Brazil.

	Property, plant and equipment, net
In millions	2024	2023
United States	$26.7	$26.8
United Kingdom	33.0	32.8
Canada	2.8	2.9
Rest of Europe	—	1.0
Asia Pacific	0.3	0.3
	$62.8	$63.8

19.    Leases
We have operating leases for buildings, vehicles and certain equipment. The Company has applied practical expedients for leases with a fair value of less than $5,000 or a lease term of less than twelve months. The majority of our leases have remaining lease terms of one to five years, with one building having 48 years remaining.
None of our leases were classified as finance leases in any of the years disclosed.
The components of the lease expense is as follows:

	Years ended December 31,
In millions	2024	2023	2022
Operating lease cost	$4.0	$4.6	$4.2
Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
In millions	2024	2023	2022
Operating cash flows from operating leases	$4.0	$4.6	$4.2
During the year ended December 31, 2024, there were additional operating leases entered into totaling $0.6 million (2023: $0.5 million, 2022: $17.7 million). There was also a $1.6 million impairment recognized in 2023 in relation to the Graphic Arts segment. These are non-cash items but will impact cash in future years.
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
In millions	2024	2023
Operating leases
Operating lease right-of-use asset	$11.5	$15.4

Other current liabilities	4.0	4.7
Other non-current liabilities	10.7	15.0
	$14.7	$19.7

Weighted Average Remaining Lease Term (Years)	13.4	11.9
Weighted Average Discount Rate	4.52%	4.48%
Maturities of lease liabilities were as follows:

In millions	2024
2025	$4.6
2026	4.2
2027	1.5
2028	1.3
2029	0.9
Thereafter	7.7
Total lease payments	$20.2
Less imputed interest	(5.5)
Total	$14.7

20. Commitments and Contingencies
Capital commitments
At December 31, 2024, the Company had capital expenditure commitments of $0.5 million (2023: $2.3 million and 2022: $1.4 million) for the acquisition of new plant and equipment.
Committed banking facilities
The Company had committed banking facilities of $125.0 million at December 31, 2024 and $125.0 million at December 31, 2023. Of these committed facilities, $17.2 million was drawn at December 31, 2024 and $43.1 million at December 31, 2023. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at December 31, 2024 and December 31, 2023.

	Uncommitted Facilities
	December 31, 2024		December 31, 2023
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	4.0	2.8	4.0	2.2
Overdraft	7.8	3.1	7.8	4.6
	$12.4	$6.1	$12.4	$7.0
Additionally, the Company has various uncommitted transitional banking and foreign exchange lines available for day-to-day operational purposes.
Contingencies
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $7.7 million in the twelve months of 2024, in relation to these costs previously incurred by the Company. $5.8 million cash has been received in 2024 and a final reimbursement of $1.9 million has been received post year end, included within accounts and other receivables.

21. Related-Party Transactions
Joint venture in which the Company is a venturer
During 2024, the Company maintained its 50% investment in the equity of the joint venture, Nikkei-MEL Company Limited. During 2024, the Elektron Segment made $0.5 million of sales to the joint venture (2023: $0.5 million). At December 31, 2024, the gross and net amounts receivable from the joint venture amounted to $0.1 million (2023: $0.1 million).
Transactions with other related parties
At December 31, 2024, the directors and key management comprising the members of the Executive Leadership Team owned 321,731 £0.50 ordinary shares (2023: 289,036 £0.50 ordinary shares) and held awards over a further 906,024, £0.50 ordinary shares (2023: 516,195, £0.50 ordinary shares).
During the years ended December 31, 2024, and December 31, 2023, share options held by members of the Executive Leadership Team were exercised.
Other than the transactions with the joint ventures, associates and key management personnel disclosed above, no other related-party transactions have been identified.

22. Subsequent Events
In November 2018, an alleged explosion occurred at a third-party waste disposal and treatment site in Grand View, Idaho, reportedly causing property damage, personal injury, and one fatality. The Company had contracted with a service company for removal and disposal of certain waste resulting from the magnesium powder manufacturing operations at the Reade facility in Manchester, New Jersey. The Company believes this service company, in turn, contracted with the third-party disposal company, at whose facility the explosion occurred, for treatment and disposal of the waste. In November 2020, we were named as a defendant in three lawsuits in relation to the incident – one by the third-party disposal company, one by the estate of the decedent, and one by an injured employee of the third-party disposal company. The three lawsuits were administratively consolidated and are collectively referred to as the US Ecology case.
In January 2025, a final settlement was agreed upon related to the US Ecology case and is covered in full by insurance with payment made in February 2025. As of December 31, 2024, the Company recorded a liability for the settlement in other current assets and recognized a gain contingency related to the insurance payout receivable. Based on the terms of the insurance policy and communications with the insurer, management determined that the receipt of the claim proceeds was virtually assured and therefore recorded an asset in other receivables as of December 31, 2024.
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the US Ecology case are covered by insurance. The Company recognized $7.7 million in 2024, in relation to these costs previously incurred by the Company, of which $5.8 million cash has been received in 2024 and a final $1.9 million has been received post year-end and included within accounts receivable and other receivables as of December 31, 2024.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2024 ,pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended December 31, 2024.
Remediation of Previously Reported Material Weakness
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31,.2023 filed with the SEC on February 27, 2024, we identified a material weakness in internal control over financial reporting as we did not properly design or maintain effective risk assessment control activities to allow for timely reassessment of the material risks of misstatement in financial reporting due to a lack of controls related to the accounting for inventory in-transit. During 2024, we undertook efforts to develop and design enhanced risk assessment procedures to identify and analyze changes in the business that could have a significant impact on financial reporting and determine actions necessary to mitigate new or evolving risks. We have also implemented a new period-end control over the recording of inventory in-transit and enhanced other post-closing controls. Management has operated the new risk assessment process for a sufficient period of time and have concluded, through testing, that these controls are operating effectively.
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
Management has performed an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the changes related to the remediation activities related to the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the fourth quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2025 Annual General Meeting to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this annual report, (the "2025 Proxy Statement"): "Resolutions 1 - 6 - Election and Re-Election of Director Nominees," "Corporate Governance Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance."
The Company has adopted a code of ethics which is applicable to all employees and is available on the corporate website, www.luxfer.com. A copy of the code can also be obtained, without charge, upon request. If there is an amendment to the code, then the nature of the amendment will also be made available of the corporate website.

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2025 Annual General Meeting: “Executive Compensation Discussion and Analysis” and “Director Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2025 Annual General Meeting: "Equity Compensation Plan Information" and "Security Ownership."

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2025 Annual General Meeting: "Policies and Procedures Regarding Conflicts of Interest and Related Party Transactions" and "Corporate Governance Matters."

Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the following section of the Proxy Statement for the 2025 Annual General Meeting: "Resolution 10 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of Luxfer Holdings PLC for 2025", and "Resolution 11 - to authorize, by binding vote, the Audit Committee to set the auditors’ remuneration".

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
February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/Andrew Butcher	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2025
Andrew Butcher

/s/Stephen M.D. Webster	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
Stephen M.D. Webster

/s/Patrick K. Mullen	Chairman of the Board and Director	February 25, 2025
Patrick K. Mullen

/s/Richard J. Hipple	Director	February 25, 2025
Richard J. Hipple

/s/Clive J. Snowdon	Director	February 25, 2025
Clive J. Snowdon

/s/Sylvia A. Stein	Director	February 25, 2025
Sylvia A. Stein

/s/Lisa G. Trimberger	Director	February 25, 2025
Lisa G. Trimberger