Form 10-Q
period 2025-03-30
LUXFER HOLDINGS PLC
filed 2025-04-29
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on March 30, 2025, was 26,765,905.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per share data	2025	2024
Net sales	$97.0	$89.4
Cost of goods sold	(75.6)	(71.0)
Gross profit	21.4	18.4
Selling, general and administrative expenses	(12.6)	(11.6)
Research and development	(1.1)	(1.2)
Restructuring charges	(0.1)	(0.7)
Acquisition and disposal related costs	—	(0.2)
Other income	—	0.2
Operating income	7.6	4.9
Interest expense	(0.8)	(1.4)
Defined benefit pension credit	0.6	0.3
Income before income taxes	7.4	3.8
Provision for income taxes	(1.9)	(1.0)
Net income from continuing operations	5.5	2.8

Net loss from discontinued operations	$—	$(0.1)

Net income	$5.5	$2.7

Earnings per share[1]
Basic from continuing operations	$0.21	$0.10
Basic from discontinued operations[2]	$—	$—
Basic	$0.21	$0.10

Diluted from continuing operations	$0.20	$0.10
Diluted from discontinued operations[2]	$—	$—
Diluted	$0.20	$0.10

Weighted average ordinary shares outstanding
Basic	26,733,252	26,820,968
Diluted	27,131,737	26,866,976

See accompanying notes to condensed consolidated financial statements
1 The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
2 The loss per share for discontinued operations in the First Quarter of 2025 and 2024 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	First Quarter
In millions	2025	2024
Net income	$5.5	$2.7

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment, net of tax	5.1	(1.8)
Pension and post-retirement actuarial gains, net of $0.0 and $0.1 tax, respectively	0.1	0.3
Other comprehensive income / (loss), net of tax	5.2	(1.5)

Total comprehensive income	$10.7	$1.2
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 30,	December 31,
In millions, except share and per share data	2025	2024
Current assets
Cash and cash equivalents	$4.1	$4.1
Restricted cash	2.2	2.2
Accounts and other receivables, net of allowances of $0.3 and $0.3, respectively	54.2	58.8
Prepayments and accrued income	4.5	4.6
Inventories	86.4	83.6
Current assets held-for-sale	24.3	22.5
Total current assets	$175.7	$175.8
Non-current assets
Property, plant and equipment, net	$62.9	$62.8
Right-of-use assets from operating leases	11.3	11.5
Goodwill	68.1	67.0
Intangibles, net	11.4	11.5
Deferred tax assets	3.7	4.1
Pensions and other retirement benefits	51.7	49.3
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$385.2	$382.4
Current liabilities
Short-term borrowings	$1.1	$3.1
Accounts payable	29.4	29.6
Accrued liabilities	23.6	24.0
Taxes on income	8.4	5.6
Current liabilities held-for-sale	15.2	12.8
Other current liabilities	9.3	18.6
Total current liabilities	$87.0	$93.7
Non-current liabilities
Long-term debt	$44.9	$42.0
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	13.9	14.0
Other non-current liabilities	12.6	13.1
Total liabilities	$158.5	$162.9
Commitments and contingencies (Note 16)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2025 and 2024; issued 28,944,000 for 2025 and 2024; outstanding 26,765,905 and 26,742,074 for 2025 and 2024, respectively	$26.5	$26.5
Additional paid-in capital	226.6	226.1
Treasury shares	(25.4)	(24.9)
Company shares held by ESOP	(0.8)	(0.8)
Retained earnings	110.7	108.7
Accumulated other comprehensive loss	(110.9)	(116.1)
Total shareholders' equity	$226.7	$219.5
Total liabilities and shareholders' equity	$385.2	$382.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2025	2024
Operating activities
Net income	$5.5	$2.7
Net loss from discontinued operations	—	(0.1)
Net income from continuing operations	$5.5	$2.8
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	2.2	2.2
Depreciation of right of use assets	0.7	0.8
Amortization of purchased intangible assets	0.2	0.2
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	0.9	0.6
Deferred income taxes	0.1	0.1
Defined benefit pension credit	(0.6)	(0.3)
Changes in assets and liabilities
Accounts and other receivables	1.0	(7.9)
Inventories	(1.6)	(8.2)
Current assets held-for-sale	(1.8)	0.7
Prepayments and accrued income	0.1	1.0
Accounts payable	(4.4)	5.7
Accrued liabilities	(0.8)	3.1
Current liabilities held-for-sale	2.4	0.6
Other current liabilities	2.5	3.7
Other non-current assets and liabilities	(1.3)	(1.6)
Net cash provided by operating activities - continuing	5.2	3.6
Net cash provided by operating activities - discontinued	0.2	0.1
Net cash provided by operating activities	$5.4	$3.7
Investing activities
Capital expenditures	$(1.2)	$(1.4)
Net cash used by investing activities - continuing	(1.2)	(1.4)
Net cash used by investing activities - discontinued	(0.2)	(0.1)
Net cash used by investing activities	$(1.4)	$(1.5)
Financing activities
Repayment of bank overdraft	$(2.0)	$(4.3)
Net drawdown of long-term borrowings	$2.2	$10.6
Repurchase of own shares	(0.5)	(0.4)
Share-based compensation cash paid	(0.4)	(0.1)
Dividends paid	(3.5)	(3.5)
Net cash (used) / provided by financing activities	$(4.2)	$2.3
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Net increase	$—	$4.5
Cash, cash equivalents and restricted cash; beginning of year	6.3	2.6
Cash, cash equivalents and restricted cash; end of the First Quarter	6.3	7.1

Supplemental cash flow information:
Interest payments	$0.8	$1.4
Income tax payments, net	0.2	—
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2024	$26.5	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	—	(0.4)	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	—	—	—	(0.2)
At March 31, 2024	$26.5	$223.9	(1.5)	$(23.3)	(0.6)	$(0.9)	$103.5	$(119.4)	$210.3

At January 1, 2025	$26.5	$226.1	(1.7)	$(24.9)	(0.6)	(0.8)	108.7	$(116.1)	$219.5
Net income	—	—	—	—	—	—	5.5	—	5.5
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	5.2	5.2
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	—	(0.5)	—	—	—	—	(0.5)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 30, 2025	$26.5	$226.6	(1.7)	$(25.4)	(0.6)	$(0.8)	$110.7	$(110.9)	$226.7

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
Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.
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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter 2025, ended on March 30, 2025, and the First Quarter 2024, ended on March 31, 2024.
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
Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2025	2024
Basic earnings:
Net income from continuing operations	$5.5	$2.8
Net loss from discontinued operations	—	(0.1)
Net income	$5.5	$2.7

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,733,252	26,820,968
Dilutive effect of potential common stock	398,485	46,008
For diluted earnings per share	27,131,737	26,866,976

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.21	$0.10
Basic loss per ordinary share for discontinued operations	—	—
Basic earnings per ordinary share	$0.21	$0.10

Diluted earnings per ordinary share for continuing operations	$0.20	$0.10
Diluted loss per ordinary share for discontinued operations	—	—
Diluted earnings per ordinary share	$0.20	$0.10
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total
In the First Quarter of 2025 and 2024, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.

3.    Net Sales
Disaggregated sales disclosures for the quarters ended March 30, 2025, and March 31, 2024, are included below and in Note 15, Segmental Information.

	First Quarter
	2025				2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Specialty industrial	$7.1	$14.1	$6.5	$27.7	$5.7	$14.0	$6.3	$26.0
Transportation	14.8	10.9	—	25.7	19.1	9.8	—	28.9
Defense, First Response & Healthcare	19.2	24.4	—	43.6	20.6	13.9	—	34.5
	$41.1	$49.4	$6.5	$97.0	$45.4	$37.7	$6.3	$89.4
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.    Restructuring
The $0.1 million (2024: $0.7 million) restructuring charges in the First Quarter of 2025, predominantly relates to continued costs aimed at reducing our fixed cost structure and realigning our business.
Restructuring-related costs by reportable segment were as follows:

	First Quarter
In millions	2025	2024
Severance and related costs
Gas Cylinders	$0.1	$0.5
Elektron	—	0.2
Total restructuring charges	$0.1	$0.7
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2025
Balance at January 1,	$0.2
Costs incurred	0.1
Cash payments and other	(0.2)
Balance at March 30,	$0.1
5.    Acquisition and disposal related costs
Disposal-related costs of $0.2 million in the First Quarter of 2024 represented professional fees incurred in relation to the planned disposal of the Graphic Arts segment.
6.    Other income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. In the First Quarter of 2024, the Company recovered $0.2 million in relation to these costs previously incurred by the Company. In January 2025, a final settlement was agreed upon related to the US Ecology case which was covered in full by insurance. The matter is now closed and no further income will be received relating to this case.
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
The effective income tax rate on continuing operations for the Quarter ended March 30, 2025, was 25.7%, compared to 26.3% for the Quarter ended March 31, 2024.

8.    Supplementary balance sheet information

	March 30,	December 31,
In millions	2025	2024
Accounts and other receivables
Trade receivables	$51.4	$45.8
Related parties	0.1	0.1
Derivative financial instruments	0.3	—
Other receivables	2.4	12.9
Total accounts and other receivables	$54.2	$58.8

Inventories
Raw materials and supplies	$33.9	$29.9
Work-in-process	26.0	25.5
Finished goods	26.5	28.2
Total inventories	$86.4	$83.6

Property, plant and equipment, net
Land, buildings and leasehold improvements	$50.1	$49.2
Machinery and equipment	224.1	218.8
Construction in progress	12.3	12.7
Total property, plant and equipment	286.5	280.7
Accumulated depreciation and impairment	(223.6)	(217.9)
Total property, plant and equipment, net	$62.9	$62.8

Other current liabilities
Restructuring provision	$0.1	$0.2
Short term provision	0.4	9.1
Deferred consideration payable	1.6	1.6
Derivative financial instruments	—	0.9
Operating lease liability	4.2	4.0
Advance payments	3.0	2.8
Total other current liabilities	$9.3	$18.6

Other non-current liabilities
Contingent liabilities	$2.5	$2.3
Operating lease liability	10.0	10.7
Other non-current liabilities	0.1	0.1
Total other non-current liabilities	$12.6	$13.1

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first three months ended March 30, 2025, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2025	$25.9	$41.1	$67.0
Exchange difference	0.7	0.4	1.1
Net balance at March 30, 2025	$26.6	$41.5	$68.1
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of March 30, 2025 and December 31, 2024.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2025	$15.6	$7.7	$23.3
Exchange movements	—	0.2	0.2
At March 30, 2025	$15.6	$7.9	$23.5

Accumulated amortization:
At January 1, 2025	$7.0	$4.8	$11.8
Provided during the period	0.1	0.1	0.2
Exchange movements	—	0.1	0.1
At March 30, 2025	$7.1	$5.0	$12.1

Net book values:
At January 1, 2025	$8.6	$2.9	$11.5
At March 30, 2025	$8.5	$2.9	$11.4

Identifiable intangible asset amortization expense was $0.2 million for the First Quarters of 2025 and 2024 respectively.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million.

10.    Debt

Debt outstanding was as follows:

In millions	March 30, 2025	December 31, 2024
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	20.0	17.2
Bank overdraft	1.1	3.1
Unamortized debt issuance costs	(0.1)	(0.2)
Total debt	$46.0	$45.1
Less current portion	(1.1)	(3.1)
Non-current debt	$44.9	$42.0
The weighted-average interest rate on the revolving credit facility was 6.30% for the First Quarter of 2025 and 7.50% for the full-year 2024.

10.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 30, 2025.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York. With maturity approaching in 2026, we have initiated preliminary steps to evaluate and pursue refinancing options for our 2026 debt obligations.
Senior Facilities Agreement
During the First Quarter of 2025, we drew down net $2.2 million on the Revolving Credit Facility and the balance outstanding at March 30, 2025, was $20.0 million, and at December 31, 2024, was $17.2 million, with $103.0 million undrawn at March 30, 2025, and $107.8 million undrawn at December 31, 2024.
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates to March 30, 2025.
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
The assets and liabilities of the Superform business have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at March 30, 2025 and December 31, 2024.
Results of discontinued operations in the First Quarter of 2025 and 2024 were as follows:

	First Quarter
In millions	2025	2024
Net sales	$1.5	$1.5
Cost of goods sold	(1.4)	(1.1)
Gross profit	$0.1	$0.4
Selling, general and administrative expenses	(0.4)	(0.4)
Restructuring charges	0.3	(0.1)
Operating loss	$—	$(0.1)
Tax credit	—	—
Net loss	$—	$(0.1)

11.    Discontinued Operations (continued)

The associated assets and liabilities relating to Superform U.S. that are classified as held-for-sale were as follows:

Held-for-sale assets	March 30,	December 31,
In millions	2025	2024
Inventory	$4.3	$4.0
Prepayments and accrued income	0.4	0.4
Accounts and other receivables	2.0	1.8
Current assets	6.7	6.2

Property, plant and equipment	0.2	—
Right-of-use-assets	1.4	1.5
Non-current assets	1.6	1.5

Total assets	$8.3	$7.7

Accounts payable	0.9	0.8
Accrued liabilities	0.1	0.4
Other liabilities	2.2	2.4
Current liabilities	$3.2	$3.6

Total liabilities	$3.2	$3.6
There was $0.2m of capital expenditure in the First Quarter of 2025 (2024 $0.1m), there was no depreciation and amortization or any other significant non-cash items.
12.    Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	March 30,	December 31,
In millions	2025	2024
Inventory	$12.3	$11.3
Prepayments and accrued income	1.7	1.6
Accounts and other receivables	6.0	5.5
Current assets	20.0	18.4

Property, plant and equipment	0.6	0.3
Right-of-use-assets	3.7	3.8
Non-current assets	4.3	4.1

Total held-for-sale assets	$24.3	$22.5

Held-for-sale liabilities
Accounts payable	2.9	1.4
Accrued liabilities	4.6	3.3
Other liabilities	7.7	8.1
Held-for-sale liabilities	$15.2	$12.8
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligns with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business with the expectation a sale will conclude in 2025.
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business is classified as held-for-sale at March 30, 2025 and December 31, 2024, however the business does not meet the criteria to be classified as a discontinued operation.

13.    Share Plans

Total share-based compensation expense for the quarters ended March 30, 2025 and March 31, 2024 was as follows:

	First Quarter
In millions	2025	2024
Total share-based compensation charges	$0.9	$0.6

In March 2025, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long-Term Umbrella Incentive Plan. The total number of awards issued was approximately 135,000 and the weighted average fair value of options granted in 2025 was estimated to be $12.13 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during the First Quarter of 2025 and the year-ended December 31, 2024:

	First Quarter	Year ended December 31,
	2025	2024
Dividend yield (%)	4.40 - 6.03	4.40 - 6.03
Expected volatility range (%)	36.40 - 45.79	36.40 - 45.79
Risk-free interest rate (%)	3.87 - 5.08	3.87 - 5.08
Expected life of share options range (years)	1.00 - 4.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

14.    Shareholders' Equity
Dividends paid and proposed

	First Quarter
In millions	2025	2024
Dividends declared and paid during the quarter:
Interim dividend paid February 7, 2024 ($0.130 per ordinary share)	$—	$3.5
Interim dividend paid February 5, 2025 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

In millions	2025	2024
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 9, 2024, and paid May 8, 2024 ($0.130 per ordinary share)	$—	$3.5
Interim dividend declared April 8, 2025, and to be paid May 7, 2025 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

15.    Segmental Information
We classify our operations into business segments, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has five identified business units, which aggregate into three reportable segments within continuing operations, and one within discontinued operations. Luxfer Gas Cylinders forms the Gas Cylinders segment, Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment and Luxfer Graphic Arts forms the Graphic Arts segment. Our Superform business unit used to aggregate into the Gas Cylinders segment but is now recognized within discontinued operations. A summary of the operations of the segments within continuing operations is provided below:
Gas Cylinders segment
Our Gas Cylinders segment manufactures and markets specialized highly-engineered cylinders, using composites and aluminum alloys, including pressurized cylinders for use in various applications including self-contained breathing apparatus ('SCBA') for firefighters, containment of oxygen and other medical gases for healthcare, alternative fuel vehicles, and specialty industrial applications.
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
Other
Other, as used below, primarily represents unallocated corporate expense and includes non-service related defined benefit pension credit.
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

15.    Segmental Information (continued)
Financial information by reportable segment for the Quarters ended March 30, 2025, and March 31, 2024, is included in the following summary:

	First Quarter 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$41.1	$49.4	$6.5	$97.0
Manufacturing fixed costs	(7.5)	(7.2)	(1.9)	(16.6)
Other cost of sales(1)	(28.0)	(27.5)	(3.5)	(59.0)
Other segment items(2)	(3.8)	(7.4)	(1.4)	(12.6)
Segment adjusted EBITA	$1.8	$7.3	$(0.3)	8.8
Amortization				(0.2)
Share-based compensation charges				(0.9)
Restructuring charges				(0.1)
Defined benefit pension credit				0.6
Interest expense, net				(0.8)
Income before tax from continuing operations				$7.4

	First Quarter 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$45.4	$37.7	$6.3	$89.4
Manufacturing fixed costs	(7.6)	(6.8)	(2.1)	(16.5)
Other cost of sales(1)	(30.1)	(20.1)	(4.3)	(54.5)
Other segment items(2)	(4.4)	(5.8)	(1.6)	(11.8)
Segment adjusted EBITA	$3.3	$5.0	$(1.7)	6.6
Amortization				(0.2)
Share-based compensation charges				(0.6)
Restructuring charges				(0.7)
Acquisition and disposal costs				(0.2)
Defined benefit pension credit				0.3
Interest expense, net				(1.4)
Income before tax from continuing operations				$3.8
During the first three months of 2025 there were $0.1 million sales made between our Elektron segment and Graphic Arts segment (2024: $0.3 million)
(1) Other cost of sales includes material costs and variable costs.
(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

15.    Segmental Information (continued)

	Depreciation and amortization		Restructuring charges
	First Quarter		First Quarter
In millions	2025	2024	2025	2024
Gas Cylinders segment	$0.8	$0.8	$0.1	$0.5
Elektron segment	1.6	1.6	—	0.2
Graphic Arts segment	—	—	—	—
Consolidated	$2.4	$2.4	$0.1	$0.7

	Total assets		Capital expenditures
	March 30,	December 31,	First Quarter
In millions	2025	2024	2025	2024
Gas Cylinders segment	$126.2	$122.5	$0.3	$0.8
Elektron segment	170.3	173.1	1.0	0.7
Graphic Arts segment	16.0	14.8	0.1	—
Total reportable segments	312.5	310.4	1.4	1.5
Other	64.4	64.3	—	—
Discontinued operations	8.3	7.7	—	—
Consolidated	$385.2	$382.4	$1.4	$1.5

	Property, plant and equipment, net
	March 30,	December 31,
In millions	2025	2024
U.S.	$26.2	$26.7
United Kingdom	33.7	33.0
Canada	2.7	2.8
Asia Pacific	0.3	0.3
	$62.9	$62.8

The following tables present certain geographic information by geographic region for the First Quarter ended March 30, 2025, and March 31, 2024:

	Net Sales(1)
	First Quarter
	2025		2024
	$M	Percent	$M	Percent
United States	$61.8	63.7%	$53.2	59.6%
Germany	5.9	6.1%	5.4	6.0%
U.K.	5.7	5.9%	4.3	4.8%
Canada	3.0	3.1%	4.0	4.5%
Japan	5.2	5.4%	3.7	4.1%
Top five countries	$81.6	84.2%	$70.6	79.0%
Rest of Europe	9.9	10.2%	12.1	13.5%
Asia Pacific	3.9	4.0%	3.6	4.0%
Other (2)	1.6	1.6%	3.1	3.5%
	$97.0		$89.4
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America the Middle East and Africa.

16.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at March 30, 2025 and December 31, 2024. Of these committed facilities, $20.0 million was drawn at March 30, 2025 and $17.2 million at December 31, 2024. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at March 30, 2025 and December 31, 2024.

	Uncommitted Facilities
	March 30, 2025		December 31, 2024
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.6	$0.2
Letters of Credit	4.0	2.8	4.0	2.8
Overdraft	7.9	1.1	7.8	3.1
	$12.5	$4.1	$12.4	$6.1
Contingencies
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the US Ecology case are covered by insurance. The Company recognized $0.2 million in the quarter ended March 31, 2024, relating to these costs previously incurred by the Company, a final $1.9 million of cash was received in the quarter ended March 30, 2025, this was included within accounts receivable and other receivables as of December 31, 2024 and nothing was recognized in the quarter ended March 30, 2025.
In January 2025, a final settlement was agreed upon related to the US Ecology case which was covered in full by the Company's insurance policy, with payment made in February 2025. As a result, the Company recorded a liability for the settlement in other current liabilities and recognized a gain contingency related to the insurance payout receivable in accounts and other receivables as at December 31, 2024, nil at March 30, 2025.
17. Subsequent Events
In April 2025, the Office of Defects Investigation (ODI) of the National Highway Traffic Safety Administration (NHTSA) opened a Preliminary Evaluation to investigate allegations of compressed natural gas (CNG) fuel leaks in certain CNG fuel systems, equipped with certain Luxfer Type 4 CNG fuel containers. Luxfer is fully co-operating with this Preliminary Evaluation, which has a range of potential outcomes, and at this stage Luxfer is not able to estimate the potential financial impact. Luxfer does not believe that this alleged issue poses an unreasonable risk to motor vehicle safety.

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
•potential or actual incremental tariffs, and other political risks worldwide;
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
Please read the sections "Business," "Risk factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk factors" of this Interim Report on Form 10-Q for a more complete discussion of the factors that could affect our performance and the industries in which we operate, as well as those discussed in other documents we file or furnish with the SEC.

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
Key trends and uncertainties regarding our existing business
Uncertainty of demand in certain end-markets
Macro-economic conditions have continued to impact our specialty industrial end-market and have experienced variability of demand for certain products. In the First Quarter of 2025, we delivered strong sales driven by robust demand in Defense and Aerospace. We have continued to navigate macro-economic challenges through productivity and cost management initiatives resulting in improved margins alongside effective working capital management contributing to maintaining net debt levels.
Uncertainty regarding the impact of tariffs on our business
We are closely monitoring rapidly changing developments regarding the imposition of tariffs by the Trump administration, as well as potential retaliatory actions by governments of countries to which we export. Our current evaluation is that the direct impact of incremental tariffs imposed on imports into the U.S. is expected to be relatively limited since a significant portion of our U.S. revenues are derived from our U.S. sites. Furthermore, specialty materials in Elektron that we are required to import typically appear on critical material exemption lists. While tariffs are expected to apply to the import of gas cylinders into the U.S., this is a relatively small part of our business, but nonetheless one where we would expect to be successful in passing through the increased cost to our customers. We remain mindful that the situation is dynamic, and that there is likely to be a further adverse effect on macro-economic activity, which could impact demand in our end-markets as highlighted above.
Operating objectives and trends
In 2025, we expect the following operating objectives and trends to impact our business:
•Addressing continuing general macro uncertainty and continuing to build resilience into the outlook;
•Focus on navigating near-term uncertainties while maintaining strategic discipline for long-term growth;
•Ongoing focus on cost control and productivity improvements across the business to drive margin improvement, as well as new product launches to stimulate top line growth;
•Navigating market volatility, tariffs and wider impact from these;
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
•Ongoing priority in ESG standing through focus on sustainability; and
•Focus on recruiting, developing, maintaining talent, and driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the First Quarter of 2025 and 2024 of Luxfer were as follows:

	First Quarter		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$97.0	$89.4	8.5%
Cost of goods sold	(75.6)	(71.0)	6.5%
Gross profit	21.4	18.4	16.3%
% of net sales	22.1%	20.6%	1.5
Selling, general and administrative expenses	(12.6)	(11.6)	8.6%
% of net sales	13.0%	13.0%	—
Research and development	(1.1)	(1.2)	(8.3)%
% of net sales	1.1%	1.3%	(0.2)
Restructuring charges	(0.1)	(0.7)	(85.7)%
% of net sales	0.1%	0.8%	(0.7)
Acquisition and disposal related costs	—	(0.2)	(100.0)%
% of net sales	—%	0.2%	(0.2)
Other income	—	0.2	(100.0)%
% of net sales	—%	(0.2)%	0.2
Operating income	$7.6	$4.9	55.1%
% of net sales	7.8%	5.5%	2.3
Net interest expense	(0.8)	(1.4)	(42.9)%
% of net sales	0.8%	1.6%	(0.8)
Defined benefit pension credit	0.6	0.3	100.0%
% of net sales	0.6%	0.3%	0.3
Income before income taxes	$7.4	$3.8	94.7%
% of net sales	7.6%	4.3%	3.3
Provision for income taxes	(1.9)	(1.0)	90.0%
Effective tax rate	25.7%	26.3%	(0.6)
Net income from continuing activities	$5.5	$2.8	96.4%
% of net sales	5.7%	3.1%	2.6

Net sales
Adjusting for foreign exchange headwinds of $0.3 million, net sales have increased by 8.8% in the First Quarter of 2025. Sales were positively impacted in the quarter from:
•Increased sales of MREs and Group Rations (UGR-E) in our Magtech division;
•Elevated sales of magnesium powders, especially those used in defense applications, including countermeasure flares;
•Healthy demand for magnesium aerospace products;
•Heightened demand for zirconium products in specialty industrial applications; and
•Sales of specialty gas cylinders for industrial applications.
These increases were partially offset by:
•Reduction in Alternative Fuel ("AF") cylinder sales;
•Decrease in demand for zirconium products used in auto-catalysis products; and
•Subdued demand for medical cylinders.
Gross profit
The 1.5 percentage point increase in gross profit as a percentage of sales in the First Quarter of 2025 from 2024 was primarily the result of the positive sales mix and contract resets, partially offset by raw material re-pricing in our Elektron division.
Selling, general and administrative expenses ("SG&A")
SG&A expenses have increased $1.0 million, but as a percentage of sales this has remained flat compared to 2024.
Research and development costs
Research and development costs remained flat, with a slight decrease as a percentage of sales in the First Quarter of 2025 relative to 2024 respectively, attributable to the increase in sales.
Restructuring charges
The $0.1 million restructuring charge in the First Quarter of 2025, relates to final clean up costs associated with the disposal of the Luxfer Gas Cylinders France site in 2024.
The $0.7 million restructuring charge in the First Quarter of 2024, predominantly relates to costs incurred in respect of cost savings initiatives affecting our North American Gas Cylinders business ($0.4 million) and clean up costs of $0.2 million in relation to the consolidation of production facilities in the Magnesium Powders operations. There was a further $0.1 million relating to costs associated with the closure of Luxfer Gas Cylinders France.
Acquisition and disposal related costs
Acquisition and disposal related costs of $0.2 million in 2024 represents amounts incurred in relation to the planned disposal of Luxfer Graphic Arts.
Net interest expense
Net interest expense of $0.8 million in the First Quarter of 2025 decreased from $1.4 million in the First Quarter 2024, due to decreased levels of debt and lower interest rates.
Defined benefit pension credit
In 2025 there was a defined benefit credit of $0.6 million for the U.K. plan, which increased from $0.3 million in 2024 as a result of the triennial valuation in 2024.
Provision for income taxes
The movement in the statutory effective tax rate from 26.3% in 2024, to 25.7% in 2025, was primarily due to non-deductible expenses and deferred tax credit. When stripping out the impact of adjusting items, the adjusted effective tax rate has increased to 23.8% in 2025 from 23.1% in 2024.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following tables of non-GAAP summary financial data presents a reconciliation of net income from continuing operations and diluted earnings per ordinary share from continuing operations to adjusted net income from continuing operations, adjusted EBITA from continuing operations, adjusted income from continuing operations before income taxes, adjusted EBITDA from continuing operations, adjusted EBITDA excluding legal cost recovery, adjusted earnings per ordinary share from continuing operations, adjusted provision for income taxes and adjusted effective tax rate from continuing operations, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income excluding legal cost recovery, adjusted earnings per share, adjusted EBITA and adjusted EBITDA excluding legal cost recovery are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income from continuing operations, adjusted earnings per share from continuing operations, adjusted EBITA from continuing operations and adjusted EBITDA excluding legal cost (recovery) from continuing operations in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability. In 2024, the Company initiated a process to divest the Graphic Arts business. While Graphic Arts does not meet the 'strategic shift' criteria outlined in ASC 205-20 for it to be classified as a discontinued operation, we believe that given the expectation that divestiture will be completed in the current year, it is appropriate in the tables below to separate out the results of Graphic Arts in order to provide a more complete financial summary for the period. Similarly for other Income of $0.2 million in the First Quarter of 2024 relates to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case, historically the legal costs relating to this case were in selling, general and administrative expenses, however the other income in the First Quarter of 2024 is separated due to its one-off nature and the recovery relating to several years. We believe separating the income and costs relating to this is also appropriate to provide a more complete financial summary for the period.

	First Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$5.5	$(0.3)	$5.8	$2.8	(1.6)	$4.4
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Acquisition and disposal related charge	—	—	—	0.2	0.2	—
Defined benefit pension credit	(0.6)	—	(0.6)	(0.3)	—	(0.3)
Restructuring charge	0.1	—	0.1	0.7	—	0.7
Share-based compensation charge	0.9	0.1	0.8	0.6	0.1	0.5
Income tax on adjusted items	—	—	—	(0.2)	—	(0.2)
Adjusted net income / (loss)	$6.1	$(0.2)	$6.3	$4.0	$(1.3)	$5.3
Less:
Legal cost recovery	—	—	—	(0.2)	—	(0.2)
Tax on legal cost recovery	—	—	—	0.1	—	0.1
Adjusted net income / (loss) excluding legal	$6.1	$(0.2)	$6.3	$3.9	$(1.3)	$5.2
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.20	$(0.01)	$0.21	$0.10	$(0.06)	$0.16
Impact of adjusted items	0.02	—	0.02	0.04	0.01	0.04
Adjusted diluted earnings / (loss) per ordinary share	$0.22	$(0.01)	$0.23	$0.15	$(0.05)	$0.20
Impact of legal cost recovery	—	—	—	—	—	—
Adjusted diluted earnings / (loss) per ordinary share excluding legal cost recovery	$0.22	$(0.01)	$0.23	$0.15	$(0.05)	$0.20
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$6.1	$(0.2)	$6.3	$4.0	$(1.3)	$5.3
Add back:
Income tax on adjusted items	—	—	—	0.2	—	0.2
Provision / (credit) for income taxes	1.9	—	1.9	1.0	(0.4)	1.4
Net finance costs	0.8	(0.1)	0.9	1.4	—	1.4
Adjusted EBITA	8.8	(0.3)	9.1	6.6	(1.7)	8.3
Depreciation	2.2	—	2.2	2.2	—	2.2
Adjusted EBITDA	11.0	(0.3)	11.3	8.8	(1.7)	10.5
Less:
Legal cost recovery	—	—	—	(0.2)	—	(0.2)
Adjusted EBITDA excluding legal recovery	$11.0	$(0.3)	$11.3	$8.6	$(1.7)	$10.3

	First Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss) from continuing operations	$6.1	$(0.2)	$6.3	$4.0	$(1.3)	$5.3
Add back:
Income tax on adjusted items	—	—	—	0.2	—	0.2
Provision / (credit) for income taxes	1.9	—	1.9	1.0	(0.4)	1.4
Adjusted income from continuing operations before income taxes	8.0	(0.2)	8.2	5.2	(1.7)	6.9
Adjusted provision / (credit) for income taxes	1.9	—	1.9	1.2	(0.4)	1.6
Adjusted effective tax rate from continuing operations	23.8%	—%	23.2%	23.1%	23.5%	23.2%

	First Quarter 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$1.8	$7.3	$(0.3)	$8.8
Depreciation	0.8	1.4	—	2.2
Segment adjusted EBITDA	$2.6	$8.7	$(0.3)	$11.0

	First Quarter 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$3.3	$5.0	$(1.7)	$6.6
Depreciation	0.8	1.4	—	2.2
Segment adjusted EBITDA	$4.1	$6.4	$(1.7)	$8.8

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Gas Cylinders, Elektron and Graphic Arts). The three segments comprise various product offerings that serve multiple end-markets.
Adjusted EBITA, which is our segment income metric, represents net income from continuing operations adjusted for share-based compensation charges, restructuring charges, impairment charges, other charges, acquisitions and disposals costs, net interest expenses, defined benefits pension credit, provision for taxes and amortization. A reconciliation to pre-tax income can be found in Note 15 to the condensed consolidated financial statements. Adjusted EBITDA, as shown below, represents adjusted EBITA less depreciation. Management believes that adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. Adjusted EBITDA is reconciled to adjusted EBITA above.

GAS CYLINDERS
The results of operations from the Gas Cylinders segment are for continuing operations only.
The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$41.1	$45.4	(9.5)%
Adjusted EBITA	1.8	3.3	(45.5)%
Adjusted EBITDA	2.6	4.1	(36.6)%
Adjusted EBITA % of net sales	4.4%	7.3%	(2.9)
Adjusted EBITDA % of net sales	6.3%	9.0%	(2.7)
Net sales
The 9.5% decrease in Gas Cylinders sales in the First Quarter of 2025 from 2024 was primarily the result of:
•Reduction in Alternative Fuel ("AF") cylinder sales;
•Subdued demand for industrial cylinders; and
•$0.3 million FX headwind.
These decreases were partially offset by:
•Positive sales of both medical and emergency response gas cylinders.
Adjusted EBITA
There was a 2.9 percentage point decrease in adjusted EBITA for Gas Cylinders as a percentage of net sales in the First Quarter of 2025 relative to 2024. This was primarily driven by higher input costs and adverse mix.
Adjusted EBITDA
The 2.7 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in the First Quarter of 2025 relative to 2024 is the result of the decrease in adjusted EBITA as a percentage of net sales.

ELEKTRON
The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$49.4	$37.7	31.0%
Adjusted EBITA	7.3	5.0	46.0%
Adjusted EBITDA	8.7	6.4	35.9%
Adjusted EBITA % of net sales	14.8%	13.3%	1.5
Adjusted EBITDA % of net sales	17.6%	17.0%	0.6
Net sales
The 31.0% increase in Elektron sales in the First Quarter of 2025 from 2024 was primarily the result of:
•Increased sales of MREs and chemical response kits in our Magtech division;
•Elevated sales of magnesium powders, especially those used in military applications, including countermeasure flares;
•Heightened demand for zirconium products in specialty industrial applications; and
•Healthy demand for magnesium aerospace products.
These increases were partially offset by:
•Decrease in demand for zirconium products used in auto-catalyst products, and
•Lower sales in the Oil and Gas industry.
Adjusted EBITA
The 1.5 percentage point increase in adjusted EBITA for Elektron as a percentage of net sales in the First Quarter of 2025 from 2024 was a result of operational efficiencies and favorable mix offset by $0.2 million of legal cost recovery in 2024 and raw material re-pricing in our contracts.
Adjusted EBITDA
The 0.6 percentage point increase in adjusted EBITDA for Elektron as a percentage of net sales in the First Quarter of 2025 from 2024 was predominantly the result of the increase in adjusted EBITA as a percentage of net sales as depreciation remained flat.
GRAPHIC ARTS
The net sales, adjusted EBITA and adjusted EBITDA for Graphic Arts were as follows:

	First Quarter		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$6.5	$6.3	3.2%
Adjusted EBITA	(0.3)	(1.7)	82.4%
Adjusted EBITDA	(0.3)	(1.7)	82.4%
Adjusted EBITA % of net sales	(4.6)%	(27.0)%	22.4
Adjusted EBITDA % of net sales	(4.6)%	(27.0)%	22.4
Net sales
The 3.2% increase in Graphic Arts sales in the First Quarter of 2025 from 2024 was primarily the result of increased demand for photo-engraving plates.
Adjusted EBITA and EBITDA
The decreased loss in Graphic Arts during the First Quarter of 2025 from 2024 was the result of higher volumes coupled with the reducing cost of magnesium throughout 2024, there is typically a lag before this impact is recognized in the income statement through lower cost of sales.

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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 30, 2025.
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
Cash Flows
Operating activities
Cash provided by continuing operating activities was $5.2 million for the First Quarter of 2025 compared to $3.6 million in the First Quarter of 2024. It was primarily related to net income from operating activities offset by movements in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit and net changes to assets and liabilities.
Investing activities
Net cash used by continuing investing activities was $1.2 million for the First Quarter of 2025, compared to $1.4 million in 2024, as a result of reduced capital expenditure in the quarter.

Financing activities
In the First Quarter of 2025, net cash used by continuing financing activities was $4.2 million, compared to $2.3 million provided by financing activities in 2024. We made net repayment of our overdraft facility of $2.0 million (2024: $4.3), net drawdown on our banking facilities of $2.2 million (2024: $10.6 million) and dividend payments of $3.5 million (2024: $3.5 million), equating to $0.13 per ordinary share respectively. In addition, we paid out $0.4 million (2024: $0.1 million) in settling share based compensation and $0.5 million (2024: $0.4 million) in repurchasing our own shares as part of the share buyback program, which equates to 40,000 shares (2024: 20,000 shares).
Capital Resources
Dividends
We paid year-to-date dividends in 2025 of $3.5 million (2024: $3.5 million), or $0.13 per ordinary share (2024: $0.13).
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
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	$25.0	$—	$25.0	$—	$—
Revolving credit facility	20.0	—	20.0	—	—
Bank Overdraft	1.1	1.1	—	—	—
Obligations under operating leases	20.0	3.5	6.1	2.5	7.9
Capital commitments	0.5	0.5	—	—	—
Interest payments	3.6	2.6	1.0	—	—
Total contractual cash obligations	$70.2	$7.7	$52.1	$2.5	$7.9
Off-balance sheet measures
At March 30, 2025, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 16.

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the First Quarter ended March 30, 2025. For additional information, refer to Item 7A of our 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 30, 2025 , pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended March 30, 2025, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2024 Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 30, 2025, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.
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
April 29, 2025