Form 10-Q
period 2025-06-29
LUXFER HOLDINGS PLC
filed 2025-07-29
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on June 29, 2025, was 26,764,077.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)
LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME / (LOSS) (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2025	2024	2025	2024
Net sales	$104.0	$99.7	$201.0	$189.1
Cost of goods sold	(80.0)	(77.7)	(155.6)	(148.7)
Gross profit	24.0	22.0	45.4	40.4
Selling, general and administrative expenses	(13.1)	(11.9)	(25.7)	(23.5)
Research and development	(1.1)	(1.1)	(2.2)	(2.3)
Restructuring charges	(2.0)	(1.1)	(2.1)	(1.8)
Acquisition and disposal related costs	(0.1)	(9.2)	(0.1)	(9.4)
Other income	—	5.1	—	5.3
Operating income	7.7	3.8	15.3	8.7
Net interest expense	(0.9)	(1.3)	(1.7)	(2.7)
Defined benefit pension credit	0.6	0.2	1.2	0.5
Income before income taxes	7.4	2.7	14.8	6.5
Provision for income taxes	(2.4)	(3.1)	(4.3)	(4.1)
Net income / (loss) from continuing operations	5.0	(0.4)	10.5	2.4

Net loss from discontinued operations	(2.4)	(0.1)	(2.4)	(0.2)

Net income / (loss)	$2.6	$(0.5)	$8.1	$2.2

Earnings / (loss) per share[1]
Basic from continuing operations	$0.19	$(0.01)	$0.39	$0.09
Basic from discontinued operations	$(0.09)	$(0.01)	$(0.09)	$(0.01)
Basic	$0.10	$(0.02)	$0.30	$0.08

Diluted from continuing operations	$0.18	$(0.01)	$0.39	$0.09
Diluted from discontinued operations[2]	$(0.09)	$—	$(0.09)	$(0.01)
Diluted	$0.10	$(0.02)	$0.30	$0.08

Weighted average ordinary shares outstanding
Basic	26,749,018	26,831,372	26,741,271	26,826,123
Diluted	27,098,197	26,932,291	27,143,884	26,892,230
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

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2025	2024	2025	2024
Net income / (loss)	$2.6	$(0.5)	$8.1	$2.2

Other comprehensive income / (loss)
Net change in foreign currency translation adjustment	11.6	(0.2)	16.7	(2.0)
Pension and post-retirement actuarial gains, net of $0.0, $0.1, $0.1 and $0.2 tax, respectively	0.2	0.1	0.3	0.4
Other comprehensive income / (loss), net of tax	11.8	(0.1)	17.0	(1.6)

Total comprehensive income / (loss)	$14.4	$(0.6)	$25.1	$0.6
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 29,	December 31,
In millions, except share and per-share data	2025	2024
Current assets
Cash and cash equivalents	$4.4	$4.1
Restricted cash	2.4	2.2
Accounts and other receivables, net of allowances of $0.6 and $0.3, respectively	58.7	58.8
Prepayments and accrued income	4.0	4.6
Inventories	91.5	83.6
Current assets held-for-sale	22.6	22.5
Total current assets	$183.6	$175.8
Non-current assets
Property, plant and equipment, net	$63.0	$62.8
Right-of-use assets from operating leases	11.6	11.5
Goodwill	70.4	67.0
Intangibles, net	11.4	11.5
Deferred tax assets	3.2	4.1
Pensions and other retirement benefits	55.6	49.3
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$399.2	$382.4
Current liabilities
Current maturities of long-term debt and short-term borrowing	$28.7	$3.1
Accounts payable	24.7	29.6
Accrued liabilities	28.0	24.0
Taxes on income	4.6	5.6
Current liabilities held-for-sale	15.4	12.8
Other current liabilities	9.6	18.6
Total current liabilities	$111.0	$93.7
Non-current liabilities
Long-term debt	$23.9	$42.0
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	13.9	14.0
Other non-current liabilities	12.6	13.1
Total liabilities	$161.5	$162.9
Commitments and contingencies (Note 16)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2025 and 2024; issued 28,944,000 for 2025 and 2024; outstanding 26,764,077 and 26,742,074 for 2025 and 2024, respectively	26.5	26.5
Additional paid-in capital	226.8	226.1
Treasury shares	(25.6)	(24.9)
Company shares held by ESOP	(0.7)	(0.8)
Retained earnings	109.8	108.7
Accumulated other comprehensive loss	(99.1)	(116.1)
Total shareholders' equity	237.7	219.5
Total liabilities and shareholders' equity	$399.2	$382.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2025	2024
Operating activities
Net income	$8.1	$2.2
Net loss from discontinued operations	2.4	0.2
Net income from continuing operations	10.5	2.4
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	4.5	4.5
Depreciation of right of use assets	1.5	1.9
Amortization of purchased intangible assets	0.4	0.4
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	1.8	1.4
Deferred income taxes	0.3	0.3
Non-cash restructuring charges	1.7	—
Loss on held for sale asset group	—	7.5
Defined benefit pension credit	(1.2)	(0.5)
Changes in assets and liabilities
Accounts and other receivables	(2.9)	(9.5)
Inventories	(4.2)	(7.5)
Current assets held-for-sale	(2.5)	(2.5)
Prepayments and accrued income	0.6	1.6
Accounts payable	(6.1)	2.4
Accrued liabilities	2.9	3.5
Current liabilities held-for-sale	2.6	2.0
Other current liabilities	(1.5)	5.8
Other non-current assets and liabilities	(2.1)	(1.3)
Net cash provided by operating activities - continuing	6.4	12.5
Net cash provided by operating activities - discontinued	0.2	0.1
Net cash provided by operating activities	6.6	12.6
Investing activities
Capital expenditures	(3.1)	(4.1)
Net cash used by investing activities - continuing	(3.1)	(4.1)
Net cash used by investing activities - discontinued	(0.2)	(0.1)
Net cash used by investing activities	(3.3)	(4.2)
Financing activities
Net drawdown / (repayment) of bank overdraft	0.6	(4.4)
Net drawdown of long-term borrowings	4.9	6.4
Repurchase of own shares	(1.1)	(1.0)
Share-based compensation cash paid	(0.6)	(0.3)
Dividends paid	(7.0)	(7.0)
Net cash used by financing activities	(3.2)	(6.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.1)
Net increase	$0.5	$2.0
Cash, cash equivalents and restricted cash; beginning of year	6.3	2.6
Cash, cash equivalents and restricted cash; end of the second quarter	6.8	4.6

Supplemental cash flow information:
Interest payments	$1.6	$2.8
Income tax payments, net	6.0	0.3
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2025	$26.5	$226.1	(1.7)	$(24.9)	(0.6)	$(0.8)	$108.7	$(116.1)	$219.5
Net income	—	—	—	—	—	—	5.5	—	5.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5.2	5.2
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	—	(0.5)	—	—	—	—	(0.5)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 30, 2025	26.5	226.6	(1.7)	(25.4)	(0.6)	(0.8)	110.7	(110.9)	226.7
Net income	—	—	—	—	—	—	2.6	—	2.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11.8	11.8
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.6)	0.1	0.4	—	—	—	—	(0.2)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	0.1	0.1	—	—	—
At June 29, 2025	26.5	226.8	(1.7)	(25.6)	(0.5)	(0.7)	109.8	(99.1)	237.7

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2024	$26.5	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	—	(0.4)	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	—	—	—	(0.2)
At March 31, 2024	$26.5	$223.9	(1.5)	$(23.3)	(0.6)	$(0.9)	$103.5	$(119.4)	$210.3
Net loss	—	—	—	—	—	—	(0.5)	—	(0.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.8	—	—	—	—	—	—	0.8
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.3	—	—	—	—	—
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—		0.1	—	—	(0.1)
At June 30, 2024	$26.5	$224.2	(1.6)	$(23.6)	(0.6)	$(0.8)	$99.5	$(119.5)	$206.3

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2025, ended on June 29, 2025, and the Second Quarter 2024, ended on June 30, 2024.
Accounting standards issued but not yet effective
On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We will adopt the standard beginning with our annual reporting for the year ending December 31, 2027.
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
Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2025	2024	2025	2024
Basic earnings / (loss):
Net income / (loss) from continuing operations	$5.0	$(0.4)	$10.5	$2.4
Net loss from discontinued operations	(2.4)	(0.1)	(2.4)	(0.2)
Net income / (loss)	$2.6	$(0.5)	$8.1	$2.2

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,749,018	26,831,372	26,741,271	26,826,123
Dilutive effect of potential common stock	349,179	100,919	402,613	66,107
For diluted earnings per share	27,098,197	26,932,291	27,143,884	26,892,230

Earnings / (loss) per share using weighted average number of ordinary shares outstanding(1):
Basic earnings / (loss) per ordinary share for continuing operations	$0.19	$(0.01)	$0.39	$0.09
Basic loss per ordinary share for discontinued operations	(0.09)	(0.01)	(0.09)	(0.01)
Basic earnings / (loss) per ordinary share	$0.10	$(0.02)	$0.30	$0.08

Diluted earnings / (loss) per ordinary share for continuing operations	$0.18	$(0.01)	$0.39	$0.09
Diluted loss per ordinary share for discontinued operations	(0.09)	—	(0.09)	(0.01)
Diluted earnings / (loss) per ordinary share	$0.10	$(0.02)	$0.30	$0.08
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

3.    Net Sales
Disaggregated sales disclosures for the second quarter and year-to-date ended June 29, 2025, and June 30, 2024, are included below and in Note 15, Segmental Information.

	Second Quarter
	2025				2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$20.9	$25.5	$—	$46.4	$24.6	$17.9	$—	$42.5
Transportation	17.8	11.2	—	29.0	17.2	11.1	—	28.3
Specialty industrial	8.3	13.4	6.9	28.6	8.0	13.0	7.9	28.9
	$47.0	$50.1	$6.9	$104.0	$49.8	$42.0	$7.9	$99.7

	Year-to-date
	2025				2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$40.1	$49.9	$—	$90.0	$45.2	$31.8	$—	$77.0
Transportation	32.6	22.1	—	54.7	36.3	20.9	—	57.2
Specialty industrial	15.4	27.5	13.4	56.3	13.7	27.0	14.2	54.9
	$88.1	$99.5	$13.4	$201.0	$95.2	$79.7	$14.2	$189.1
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.
4.    Restructuring
The $2.0 million and $2.1 million restructuring charge in the second quarter and first six months, respectively, of 2025 predominantly relates to costs aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, in particular to reduce the footprint in our North American Gas Cylinders division. As part of this initiative, we recognized an accelerated depreciation charge of $1.7 million related to property, plant and equipment in the second quarter and first six months of 2025, in accordance with ASC 360. This was triggered by a strategic decision to relocate operations, resulting in the affected assets no longer being used for their original intended length of time.
The $1.1 million and $1.8 million restructuring charge in the second quarter and first six months, respectively, of 2024 also relate to continued costs aimed at reducing our fixed cost structure and realigning our business.
Restructuring-related costs by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2025	2024	2025	2024
Severance and other costs
Gas Cylinders	$0.3	$1.1	$0.4	$1.6
Elektron	—	—	—	0.2
	$0.3	$1.1	$0.4	$1.8
Accelerated depreciation charges
Gas Cylinders	$1.7	$—	$1.7	$—
	$1.7	$—	$1.7	$—

Total restructuring charges	$2.0	$1.1	$2.1	$1.8

4.    Restructuring (continued)
Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2025
Balance at January 1,	$0.2
Costs incurred	0.4
Cash payments and other	(0.6)
Balance at June 29,	$—
5.    Acquisition and disposal related costs
Acquisition and disposal related costs of $0.1 million in the second quarter and first six months of 2025, represented professional fees incurred in relation to our ongoing strategic review.
In the second quarter of 2024 there was a $7.5 million loss on held-for-sale asset group relating to the Graphic Arts' assets which were revalued to the expected consideration the Company will receive. Disposal-related costs of $1.7 million and $1.9 million in the second quarter and first half of 2024, respectively, represent professional fees incurred and accrued in relation to the planned divestiture of the Graphic Arts segment. This was completed on July 2, 2025 as detailed in note 17.
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
The effective income tax rate on continuing operations for the first half ended June 29, 2025, was a 29.1%, tax charge compared to a 63.1% tax charge for the first half ended June 30, 2024. In 2025 the rate was impacted by non-deductible expenses, in 2024, the rate was impacted by non-deductible expenses, the loss on held-for-sale asset group and accelerated depreciation charges.
On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing significant changes to U.S. tax legislation. Our assessment into the full effects of the legislation and it's impact on the overall tax expense is ongoing.

8.    Supplementary balance sheet information

	June 29,	December 31,
In millions	2025	2024
Accounts and other receivables
Trade receivables	$55.1	$45.8
Related parties	0.1	0.1
Derivative financial instruments	1.1	—
Other receivables	2.4	12.9
Total accounts and other receivables	$58.7	$58.8

Inventories
Raw materials and supplies	$34.7	$29.9
Work-in-process	26.8	25.5
Finished goods	30.0	28.2
Total inventories	$91.5	$83.6

Property, plant and equipment, net
Land, buildings and leasehold improvements	$51.3	$49.2
Machinery and equipment	233.1	218.8
Construction in progress	14.5	12.7
Total property, plant and equipment	298.9	280.7
Accumulated depreciation and impairment	(235.9)	(217.9)
Total property, plant and equipment, net	$63.0	$62.8

Other current liabilities
Restructuring provision	$—	$0.2
Short term provision	0.5	9.1
Deferred consideration payable	1.8	1.6
Derivative financial instruments	—	0.9
Operating lease liability	4.5	4.0
Advance payments	2.8	2.8
Total other current liabilities	$9.6	$18.6

Other non-current liabilities
Contingent liabilities	$2.6	$2.3
Operating lease liability	9.8	10.7
Other non-current liabilities	0.2	0.1
Total other non-current liabilities	$12.6	$13.1

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first half ended June 29, 2025, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2025	$25.9	$41.1	$67.0
Exchange difference	2.1	1.3	3.4
Net balance at June 29, 2025	$28.0	$42.4	$70.4
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of June 29, 2025 and December 31, 2024.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2025	$15.6	$7.7	$23.3
Exchange movements	—	0.7	0.7
At June 29, 2025	$15.6	$8.4	$24.0

Accumulated amortization:
At January 1, 2025	$7.0	$4.8	$11.8
Provided during the period	0.3	0.1	0.4
Exchange movements	—	0.4	0.4
At June 29, 2025	$7.3	$5.3	$12.6

Net book values:
At January 1, 2025	$8.6	$2.9	$11.5
At June 29, 2025	$8.3	$3.1	$11.4

Identifiable intangible asset amortization expense was $0.4 million and $0.4 million for the first half of 2025 and 2024 respectively.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

10.    Debt

Debt outstanding was as follows:

	June 29,	December 31,
In millions	2025	2024
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	24.0	17.2
Bank overdraft	3.7	3.1
Unamortized debt issuance costs	(0.1)	(0.2)
Total debt	52.6	45.1
Less current portion	(28.7)	(3.1)
Non-current debt	$23.9	$42.0
The weighted-average interest rate on the revolving credit facility was 6.10% for the first half of the year and 7.50% for the full-year 2024.

10.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to June 29, 2025.
The Loan Notes due 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York. In July 2025 we completed a refinance of our shelf facility, the terms of this remaining the same, with expiry now in July 2030 as opposed to October 2026.
Senior Facilities Agreement
During the first half of 2025, we drew down net $4.9 million on the Revolving Credit Facility and the balance outstanding at June 29, 2025, was $24.0 million, and at December 31, 2024, was $17.2 million, with $101.0 million undrawn at June 29, 2025 and $107.8 million undrawn at December 31,2024.
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
The assets and liabilities of the Superform business have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at June 29, 2025 and December 31, 2024.
Results of discontinued operations in the second quarter and first six months of 2025 and 2024 were as follows:

	Second Quarter		Year-to-date
In millions	2025	2024	2025	2024
Net sales	$2.6	$1.6	$4.1	$3.1
Cost of goods sold	(1.9)	(1.4)	(3.3)	(2.5)
Gross profit	0.7	0.2	0.8	0.6
Selling, general and administrative expenses	(0.4)	(0.4)	(0.8)	(0.8)
Restructuring credit / (charge)	—	—	0.3	(0.1)
Loss on assets held-for-sale	(2.8)	—	(2.8)	—
Operating loss	(2.5)	(0.2)	(2.5)	(0.3)
Tax credit	0.1	0.1	0.1	0.1
Net loss	$(2.4)	$(0.1)	$(2.4)	$(0.2)

In the second quarter of 2025 the Company recognized a $2.8 million loss on held-for-sale asset group relating to Superform assets. The loss reflects an adjustment to the carrying amount to its estimated fair value less costs to sell, in accordance with ASC 360, due to revised expectations regarding the sale.
The fair value measurement was determined using a nonrecurring fair value approach under ASC 820. Because the asset group is not traded in an active market, the Company applied a market approach, estimating fair value based on recent transactions involving comparable businesses of a similar size and industry profile. This fair value measurement is classified as Level 3 within the fair value hierarchy.

11.    Discontinued Operations (continued)
The associated assets and liabilities relating to Superform U.S. that are classified as held-for-sale were as follows:

Held-for-sale assets	June 29,	December 31,
In millions	2025	2024
Inventory	$3.5	$4.0
Prepayments and accrued income	0.4	0.4
Accounts and other receivables	3.1	1.8
Current assets	7.0	6.2

Right-of-use-assets	—	1.5
Non-current assets	$—	$1.5

Total assets	$7.0	$7.7

Accounts payable	$1.2	$0.8
Accrued liabilities	—	0.4
Other current liabilities	2.0	2.4
Current liabilities	$3.2	$3.6

Total liabilities	$3.2	$3.6
There was $0.2m of capital expenditure in the first half of 2025 (2024: $0.1m), there was no depreciation and amortization.
The only significant non-cash item was the $2.8 million loss on held-for-sale asset group in the second quarter and first six months of 2025.There was $1.4 million, $1.2 million and $0.2 million of inventory, right-of-use assets and property, plant and equipment impairments recognized respectively.
12.    Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	June 29,	December 31,
In millions	2025	2024
Inventory	$11.5	$11.3
Prepayments and accrued income	1.3	1.6
Accounts and other receivables	6.9	5.5
Current assets	$19.7	$18.4

Property, plant and equipment	$0.5	$0.3
Right-of-use-assets	2.4	3.8
Non-current assets	$2.9	$4.1

Total held-for-sale assets	$22.6	$22.5

Held-for-sale liabilities
Accounts payable	$3.5	$1.4
Accrued liabilities	4.4	3.3
Other current liabilities	7.5	8.1
Held-for-sale liabilities	$15.4	$12.8

12.    Held-for-sale assets and liabilities (continued)
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligned with the Company’s overall business and value proposition. In 2024, the Company initiated a sale process for its Graphic Arts business, completing the divestiture in July 2025.
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business was classified as held-for-sale at June 29, 2025 and December 31, 2024, however the business did not meet the criteria to be classified as a discontinued operation.
13.    Share Plans

Total share-based compensation expense in the second quarter and first six months of 2025 and 2024 was as follows:

	Second Quarter		Year-to-date
In millions	2025	2024	2025	2024
Total share-based compensation charges	$0.9	$0.8	$1.8	$1.4

In March 2025, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long Term Umbrella Incentive Plan. The total number of awards issued was approximately 135,000 and the weighted average fair value of options granted in 2025 was estimated to be $12.13 per share.
In June 2025, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non Executive Directors' Equity Incentive Plan. The total number of awards issued was approximately 45,000 and the weighted average fair value of options granted was estimated to be $11.46 per share.
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2025 and the year-ended December 31, 2024:

	2025	2024
Dividend yield (%)	4.40 - 6.03	4.40 - 6.03
Expected volatility range (%)	36.40 - 45.79	36.40 - 45.79
Risk-free interest rate (%)	3.87 - 5.08	3.87 - 5.08
Expected life of share options range (years)	1.00 - 4.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$0.75	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

14.    Shareholders' Equity
Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2025	2024	2025	2024
Dividends declared and paid during the year:
Interim dividend declared January 19, 2024 and paid February 7, 2024 ($0.130 per ordinary share)	$—	$—	$—	$3.5
Interim dividend declared April 9, 2024 and paid May 8, 2024 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend declared January 15, 2025, and paid February 5, 2025 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared April 8, 2025, and be paid May 7, 2025 ($0.130 per ordinary share)	3.5	—	3.5	—
	$3.5	$3.5	$7.0	$7.0

14.    Shareholders' Equity (continued)

In millions	2025	2024
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 8, 2024 and to paid August 7, 2024 ($0.130 per ordinary share)	$—	$3.5
Interim dividend declared July 7, 2025 and to be paid August 6, 2025 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5
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
Gas Cylinders segment
Our Gas Cylinders segment manufactures and markets specialized highly-engineered cylinders, using composites and aluminum alloys, including pressurized cylinders for use in various applications including self contained breathing apparatus ('SCBA') for firefighters, containment of oxygen and other medical gases for healthcare, alternative fuel vehicles, aerospace and space exploration and specialty industrial applications.
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

15.    Segmental Information (continued)
Financial information by reportable segment in the second quarter and first six months of 2025 and 2024 were as follows:

	Second Quarter 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$47.0	$50.1	$6.9	$104.0
Manufacturing fixed costs	(7.6)	(8.3)	(2.1)	(18.0)
Other cost of sales(1)	(31.3)	(26.7)	(4.0)	(62.0)
Other segment items(2)	(4.1)	(7.4)	(1.6)	(13.1)
Segment adjusted EBITA	$4.0	$7.7	$(0.8)	$10.9
Amortization				(0.2)
Share-based compensation charges				(0.9)
Restructuring charges				(2.0)
Acquisition and disposal costs				(0.1)
Defined benefit pension credit				0.6
Interest expense, net				(0.9)
Income before tax from continuing operations				$7.4

	Second Quarter 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$49.8	$42.0	$7.9	$99.7
Manufacturing fixed costs	(7.4)	(7.3)	(1.8)	(16.5)
Other cost of sales(1)	(34.1)	(22.5)	(4.6)	(61.2)
Other segment items(2)	(4.3)	(1.2)	(1.4)	(6.9)
Segment adjusted EBITA	$4.0	$11.0	$0.1	$15.1
Amortization				(0.2)
Share-based compensation charges				(0.8)
Restructuring charges				(1.1)
Acquisition and disposal costs				(9.2)
Defined benefit pension credit				0.2
Interest expense, net				(1.3)
Income before tax from continuing operations				$2.7
In the second quarter of 2025 there were no sales made between our segments (2024: $0.1 million sales between our Elektron segment and Graphic Arts segment.

	Year-to-date 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$88.1	$99.5	$13.4	$201.0
Manufacturing fixed costs	(15.1)	(15.5)	(4.0)	(34.6)
Other cost of sales(1)	(59.3)	(54.2)	(7.5)	(121.0)
Other segment items(2)	(7.9)	(14.8)	(3.0)	(25.7)
Segment adjusted EBITA	$5.8	$15.0	$(1.1)	$19.7
Amortization				(0.4)
Share-based compensation charges				(1.8)
Restructuring charges				(2.1)
Acquisition and disposal costs				(0.1)
Defined benefit pension credit				1.2
Interest expense, net				(1.7)
Income before tax from continuing operations				$14.8

15.    Segmental Information (continued)

	Year-to-date 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$95.2	$79.7	$14.2	$189.1
Manufacturing fixed costs	(15.0)	(14.1)	(3.9)	(33.0)
Other cost of sales(1)	(64.2)	(42.6)	(8.9)	(115.7)
Other segment items(2)	(8.7)	(7.0)	(3.0)	(18.7)
Segment adjusted EBITA	$7.3	$16.0	$(1.6)	$21.7
Amortization				(0.4)
Share-based compensation charges				(1.4)
Restructuring charges				(1.8)
Acquisition and disposal costs				(9.4)
Defined benefit pension credit				0.5
Interest expense, net				(2.7)
Income before tax from continuing operations				$6.5
During the first six months of 2025 there were $0.1 million sales made between our Elektron segment and Graphic Arts segment (2024: $0.3 million)
(1) Other cost of sales includes material costs and variable costs.
(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

	Depreciation and amortization				Restructuring charges
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Gas Cylinders segment	$0.9	$0.9	$1.7	$1.7	$2.0	$1.1	$2.1	$1.6
Elektron segment	1.6	1.6	3.2	3.2	—	—	—	0.2
Graphic Arts segment	—	—	—	—	—	—	—	—
Consolidated	$2.5	$2.5	$4.9	$4.9	$2.0	$1.1	$2.1	$1.8

	Total assets		Capital expenditures
	June 29,	December 31,	Second Quarter		Year-to-date
In millions	2025	2024	2025	2024	2025	2024
Gas Cylinders segment	$130.1	$122.5	$0.5	$1.3	$0.8	$2.1
Elektron segment	175.1	173.1	1.1	1.4	2.1	2.1
Graphic Arts segment	15.6	14.8	—	0.1	0.1	0.1
Total reportable segments	$320.8	$310.4	$1.6	$2.8	$3.0	$4.3
Other	71.4	64.3	—	—	—	—
Discontinued operations	7.0	7.7	0.2	—	0.2	—
Consolidated	$399.2	$382.4	$1.8	$2.8	$3.2	$4.3

	Property, plant and equipment, net
	June 29,	December 31,
In millions	2025	2024
U.S.	$24.8	$26.7
United Kingdom	35.2	33.0
Canada	2.7	2.8
Asia Pacific	0.3	0.3
	$63.0	$62.8

15.    Segmental Information (continued)
The following tables present certain geographic information by geographic region for the first six months and Second Quarter ended June 29, 2025, and June 30, 2024:

	Net Sales(1)
	Second Quarter				Year-to-date
	2025		2024		2025		2024
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$64.0	61.5%	$57.3	57.6%	$125.8	62.5%	$110.5	58.4%
United Kingdom	6.3	6.1%	6.3	6.3%	12.0	6.0%	10.6	5.6%
Japan	5.4	5.2%	5.0	5.0%	10.6	5.3%	9.0	4.8%
Germany	5.3	5.1%	7.2	7.2%	11.2	5.6%	12.6	6.7%
Canada	2.8	2.7%	2.8	2.8%	5.8	2.9%	6.5	3.4%
Top five countries	$83.8	80.6%	$78.6	78.9%	$165.4	82.3%	$149.2	78.9%
Rest of Europe	9.7	9.3%	12.3	12.3%	19.6	9.7%	24.4	13.0%
Asia Pacific	8.3	8.0%	6.7	6.7%	12.2	6.1%	10.3	5.4%
Other (2)	2.2	2.1%	2.1	2.1%	3.8	1.9%	5.2	2.7%
	$104.0		$99.7		$201.0		$189.1
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America the Middle East and Africa.

16.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at June 29, 2025 and December 31, 2024. Of these committed facilities, $24.0 million was drawn at June 30, 2025 and $17.2 million at December 31, 2024. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at June 29, 2025 and December 31, 2024.

	Uncommitted Facilities
	June 29, 2025		December 31, 2024
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.7	$0.2	$0.6	$0.2
Letters of Credit	4.0	2.8	4.0	2.8
Overdraft	8.1	3.7	7.8	3.1
	$12.8	$6.7	$12.4	$6.1
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
In January 2025, a final settlement was agreed upon related to the US Ecology case which was covered in full by the Company's insurance policy, with payment made in February 2025. As a result, the Company recorded a liability for the settlement in other current liabilities and recognized a gain contingency related to the insurance payout receivable in accounts and other receivables as at December 31, 2024, nil at June 29, 2025.
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

17. Subsequent Events
On July 2, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business was classified as held-for-sale at June 29, 2025 and December 31, 2024. The segment represented approximately 7% of consolidated revenues in the first six months of 2025. The divestiture is expected to have an immaterial income statement impact in the third quarter of 2025.
On July 15, 2025, the Company completed a refinancing of its shelf facility, the terms of the financing agreement remain materially the same, with the new facility now expiring in July 2030. A copy of the agreement has been included as exhibit 10.1.

Other than those disclosed elsewhere in the notes to the financial statements, no further material subsequent events to report.

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

About Luxfer
Luxfer Holdings PLC ("Luxfer," "the Company," "we," "our") is a global industrial company innovating niche applications in materials engineering. Luxfer focuses on value creation by using its broad array of technical know-how and proprietary technologies to help create a safe, clean and energy-efficient world. Luxfer's high performance materials, components and high-pressure gas containment devices are used in defense, first response and healthcare, transportation and specialty industrial applications.
Key trends regarding our existing business
Operating objectives and trends
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the second quarter of 2025 and 2024 of Luxfer were as follows:

	Second Quarter		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$104.0	$99.7	4.3%
Cost of goods sold	(80.0)	(77.7)	3.0%
Gross profit	$24.0	$22.0	9.1%
% of net sales	23.1%	22.1%	1.0
Selling, general and administrative expenses	(13.1)	(11.9)	10.1%
% of net sales	12.6%	11.9%	0.7
Research and development	(1.1)	(1.1)	—%
% of net sales	1.1%	1.1%	—
Restructuring charges	(2.0)	(1.1)	81.8%
% of net sales	1.9%	1.1%	0.8
Acquisition and disposal related costs	(0.1)	(9.2)	(98.9)%
% of net sales	0.1%	9.2%	(9.1)
Other income	—	5.1	(100.0)%
% of net sales	—%	5.1%	(5.1)
Operating income	$7.7	$3.8	102.6%
% of net sales	7.4%	3.8%	3.6
Net interest expense	(0.9)	(1.3)	(30.8)%
% of net sales	0.9%	1.3%	(0.4)
Defined benefit pension credit	0.6	0.2	200.0%
% of net sales	0.6%	0.2%	0.4
Income before income taxes	$7.4	$2.7	174.1%
% of net sales	7.1%	2.7%	4.4
Provision for income taxes	(2.4)	(3.1)	(22.6)%
Effective tax rate	32.4%	114.8%	(82.4)
Net (loss) / income from continuing activities	$5.0	$(0.4)	n/a
% of net sales	4.8%	0.4%	4.4

The consolidated results of operations for the first six months of 2025 and 2024 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$201.0	$189.1	6.3%
Cost of goods sold	(155.6)	(148.7)	4.6%
Gross profit	$45.4	$40.4	12.4%
% of net sales	22.6%	21.4%	1.2
Selling, general and administrative expenses	(25.7)	(23.5)	9.4%
% of net sales	12.8%	12.4%	0.4
Research and development	(2.2)	(2.3)	(4.3)%
% of net sales	1.1%	1.2%	(0.1)
Restructuring charges	(2.1)	(1.8)	16.7%
% of net sales	1.0%	1.0%	—
Acquisition and disposal related costs	(0.1)	(9.4)	(98.9)%
% of net sales	—%	5.0%	(5.0)
Other income	—	5.3	(100.0)%
% of net sales	—%	2.8%	(2.8)
Operating income	$15.3	$8.7	75.9%
% of net sales	7.6%	4.6%	3.0
Net interest expense	(1.7)	(2.7)	(37.0)%
% of net sales	0.8%	1.4%	(0.6)
Defined benefit pension credit	1.2	0.5	140.0%
% of net sales	0.6%	0.3%	0.3
Income from continuing operations	$14.8	$6.5	127.7%
% of net sales	7.4%	3.4%	4.0
Provision credit for income taxes	(4.3)	(4.1)	4.9%
Effective tax rate	29.1%	63.1%	(34.0)
Net income from continuing operations	$10.5	$2.4	337.5%
% of net sales	5.2%	1.3%	3.9

Net sales
Adjusting for foreign exchange tailwinds of $2.1 million and $1.8 million in the second quarter and first six months of 2025, respectively, net sales have increased by 2.2% and 5.3% respectively.
Revenue was positively impacted in the quarter from:
•Significant increase in sales of Meals Ready to Eat (MREs) and Group Rations (UGR-E);
•Recovery in sales of magnesium aerospace alloys;
•Increase in sales of magnesium powders for both commercial and defense use;
•Gains in sales of aerospace cylinders, which serve both commercial aircraft and space exploration programs; and
•Strong demand for calibration and specialty gas cylinders, especially in electronics.
These increases were partially offset by:
•Lower sales of both SCBA and medical cylinders;
•Continued softness in demand for Alternative Fuel ("AF") cylinders in both North America and Europe; and
•Decreased demand for photo-engraving plates.
Further to the above, the first six months of the year were also affected by lower sales of automotive catalysis materials.
Gross profit
The 1.0 and 1.2 percentage point increase in gross profit as a percentage of sales in the second quarter and first six months of 2025 from 2024 was primarily the result of positive sales mix and continued operational execution across end markets. 2025 has also benefited from contract resets, partially offset by raw material re-pricing in our Elektron division.
Selling, general and administrative expenses ("SG&A")
SG&A costs as a percentage of sales in 2025 from 2024 have increased by 0.7 percentage points and 0.4 percentage points in the quarter and first six months respectively.
Research and development costs
Research and development costs as a percentage of sales remained relatively flat in the second quarter and first six months of 2025 from 2024 respectively. The absolute expenditure fell by $0.1m in the first six months of 2025 from 2024.
Restructuring charges
The $2.0 million and $2.1 million restructuring charge in the second quarter and first six months respectively of 2025 predominantly relates to the execution of cost savings initiatives affecting our North American Gas Cylinders business, which included $1.7 million of accelerated depreciation charge.
The $1.1 million and $1.8 million restructuring charge in the second quarter and first six months of 2024 predominantly relates to the execution of cost savings initiatives affecting our North American Gas Cylinders business. This amounted to $0.6 million and $1.0 million in the second quarter and first six months of the year respectively. There was a further $0.5 million and $0.6 million in the second quarter and first six months of the year primarily relating to site clean-up costs associated with the closure of Luxfer Gas Cylinders France, which ceased operations in 2019. Additionally, there were clean-up costs of $0.2 million in the first six months of the year within our Elektron Division relating to the consolidation of production facilities in the Magnesium Powders operations.

Acquisition and disposal related costs
Acquisition and disposal related costs of $0.1 million in the second quarter and first six months respectively of 2025 were incurred in relation to the divestiture of our Graphic Arts segment. In 2024, also relating to the divestiture of our Graphic Arts segment, costs of $9.2 million and $9.4 million in the second quarter and first six months respectively were incurred. $7.5 million represents a loss on held-for-sale asset group and $1.7 million and $1.9 million respectively, represents professional fees incurred and accrued.
Other Income
Other Income of $5.3 million and $5.1 million in the second quarter and first six months of 2024 relate to the recovery of historic legal costs from our insurer related to the previously disclosed US Ecology case.
Net Interest Expense
Net interest expense of $0.9 million in the Second Quarter of 2025 decreased 30.8% from $1.3 million in the Second Quarter of 2024, due to a decrease in drawings. Interest expense of $1.7 million in the first six months of 2025 was also lower than the $2.7 million in the first six months of 2024.
Defined benefit pension credit
There was a defined benefit credit of $0.6 million and $1.2 million in the second quarter and first six months respectively for the U.K. plan, an improvement from 2024 as a result of the triennial valuation in 2024.
Provision for income taxes
The movement in the year to date statutory effective tax rate from 63.1% in 2024, to 29.1% in 2025, was primarily due to non-deductible expenses, predominantly in relation to the previously mentioned loss on assets held for sale and accelerated depreciation charges. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 23.9% in 2025 from 23.7% in 2024.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following tables of non-GAAP summary financial data presents a reconciliation of net income from continuing operations and diluted earnings per ordinary share from continuing operations to adjusted net income from continuing operations, adjusted EBITA from continuing operations, adjusted income from continuing operations before income taxes, adjusted EBITDA from continuing operations, adjusted EBITDA excluding legal cost recovery, adjusted earnings per ordinary share from continuing operations, adjusted provision for income taxes and adjusted effective tax rate from continuing operations, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income excluding legal cost recovery, adjusted earnings per share, adjusted EBITA and adjusted EBITDA excluding legal cost recovery are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income from continuing operations, adjusted earnings per share from continuing operations, adjusted EBITA from continuing operations and adjusted EBITDA excluding legal cost (recovery) from continuing operations in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability. In 2024, the Company initiated a process to divest the Graphic Arts business. While Graphic Arts does not meet the 'strategic shift' criteria outlined in ASC 205-20 for it to be classified as a discontinued operation, given that the divestiture will be completed in the current year, it is appropriate in the tables below to separate out the results of Graphic Arts in order to provide a more complete financial summary for the period. Similarly other income of $5.3 million in the first six months of 2024 relates to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case, historically the legal costs relating to this case were in selling, general and administrative expenses, however the other income in the first six months of 2024 is separated due to its one-off nature and the recovery relating to several years. We believe separating the income and costs relating to this is also appropriate to provide a more complete financial summary for the period.

	Second Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$5.0	$(0.6)	$5.6	$(0.4)	(9.0)	$8.6
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Acquisition and disposal related charge	0.1	—	0.1	9.2	9.1	0.1
Defined benefit pension credit	(0.6)	—	(0.6)	(0.2)	—	(0.2)
Restructuring charge	2.0	—	2.0	1.1	—	1.1
Share-based compensation charge	0.9	0.1	0.8	0.8	0.1	0.7
Income tax on adjusted items	—	—	—	(0.2)	(0.1)	(0.1)
Adjusted net income / (loss)	$7.6	$(0.5)	$8.1	$10.5	$0.1	$10.4
Less:
Legal cost recovery	—	—	—	(5.1)	—	(5.1)
Tax on legal cost recovery	—	—	—	1.2	—	1.2
Adjusted net income / (loss) excluding Legal cost recovery	$7.6	$(0.5)	$8.1	$6.6	$0.1	$6.5
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.18	$(0.02)	$0.20	$(0.01)	$(0.33)	$0.32
Impact of adjusted items	0.10	—	0.10	0.40	0.33	0.07
Adjusted diluted earnings / (loss) per ordinary share	0.28	(0.02)	0.30	0.39	—	0.39
Impact of legal cost recovery	—	—	—	(0.15)	—	(0.15)
Adjusted diluted earnings / (loss) per ordinary share excluding Legal cost recovery	$0.28	$(0.02)	$0.30	$0.24	$—	$0.24

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$10.5	$(0.9)	$11.4	$2.4	(10.6)	$13.0
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.4	—	0.4	0.4	—	0.4
Acquisition and disposal related charge	0.1	—	0.1	9.4	9.3	0.1
Defined benefit pension credit	(1.2)	—	(1.2)	(0.5)	—	(0.5)
Restructuring charge	2.1	—	2.1	1.8	—	1.8
Share-based compensation charge	1.8	0.2	1.6	1.4	0.2	1.2
Income tax on adjusted items	—	—	—	(0.4)	(0.1)	(0.3)
Adjusted net income / (loss)	$13.7	$(0.7)	$14.4	$14.5	$(1.2)	$15.7
Less:
Legal cost recovery	—	—	—	(5.3)	—	(5.3)
Tax on legal cost recovery	—	—	—	1.3	—	1.3
Adjusted net income / (loss) excluding Legal cost recovery	$13.7	$(0.7)	$14.4	$10.5	$(1.2)	$11.7
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.39	$(0.03)	$0.42	$0.09	$(0.39)	$0.48
Impact of adjusted items	0.11	0.01	0.10	0.45	0.35	0.10
Adjusted diluted earnings / (loss) per ordinary share	0.50	(0.03)	0.53	0.54	(0.04)	0.58
Impact of legal cost recovery	—	—	—	(0.15)	—	(0.15)
Adjusted diluted earnings / (loss) per ordinary share excluding Legal cost recovery	$0.50	$(0.03)	$0.53	$0.39	$(0.04)	$0.43
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$7.6	$(0.5)	$8.1	$10.5	$0.1	$10.4
Add back:
Income tax on adjusted items	—	—	—	0.2	0.1	0.1
Provision / (credit) for income taxes	2.4	(0.2)	2.6	3.1	(0.1)	3.2
Net finance costs	0.9	(0.1)	1.0	1.3	—	1.3
Adjusted EBITA	10.9	(0.8)	11.7	15.1	0.1	15.0
Depreciation	2.3	—	2.3	2.3	—	2.3
Adjusted EBITDA	13.2	(0.8)	14.0	17.4	0.1	17.3
Less:
Legal cost recovery	—	—	—	(5.1)	—	(5.1)
Adjusted EBITDA excluding legal cost recovery	$13.2	$(0.8)	$14.0	$12.3	$0.1	$12.2

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$13.7	$(0.7)	$14.4	$14.5	$(1.2)	$15.7
Add back:
Income tax on adjusted items	—	—	—	0.4	0.1	0.3
Provision / (credit) for income taxes	4.3	(0.2)	4.5	4.1	(0.5)	4.6
Net finance costs	1.7	(0.2)	1.9	2.7	—	2.7
Adjusted EBITA	19.7	(1.1)	20.8	21.7	(1.6)	23.3
Depreciation	4.5	—	4.5	4.5	—	4.5
Adjusted EBITDA	24.2	(1.1)	25.3	26.2	(1.6)	27.8
Less:
Legal cost recovery	—	—	—	(5.3)	—	(5.3)
Adjusted EBITDA excluding legal cost recovery	$24.2	$(1.1)	$25.3	$20.9	$(1.6)	$22.5

	Second Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$7.6	$(0.5)	$8.1	$10.5	$0.1	$10.4
Add back:
Income tax on adjusted items	—	—	—	0.2	0.1	0.1
Provision / (credit) for income taxes	2.4	(0.2)	2.6	3.1	(0.1)	3.2
Adjusted income from continuing operations before income taxes	10.0	(0.7)	10.7	13.8	0.1	13.7
Adjusted provision / (credit) for income taxes	2.4	(0.2)	2.6	3.3	—	3.3
Adjusted effective tax rate from continuing operations	24.0%	28.6%	24.3%	23.9%	—%	24.1%

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$13.7	$(0.7)	$14.4	$14.5	$(1.2)	$15.7
Add back:
Income tax on adjusted items	—	—	—	0.4	0.1	0.3
Provision / (credit) for income taxes	4.3	(0.2)	4.5	4.1	(0.5)	4.6
Adjusted income from continuing operations before income taxes	18.0	(0.9)	18.9	19.0	(1.6)	20.6
Adjusted provision / (credit) for income taxes	4.3	(0.2)	4.5	4.5	(0.4)	4.9
Adjusted effective tax rate from continuing operations	23.9%	22.2%	23.8%	23.7%	25.0%	23.8%

	Second Quarter 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$4.0	$7.7	$(0.8)	$10.9
Depreciation	0.9	1.4	—	2.3
Segment adjusted EBITDA	$4.9	$9.1	$(0.8)	$13.2

	Second Quarter 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$4.0	$11.0	$0.1	$15.1
Depreciation	0.9	1.4	—	2.3
Segment adjusted EBITDA	$4.9	$12.4	$0.1	$17.4

	Year-to-date 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$5.8	$15.0	$(1.1)	$19.7
Depreciation	1.7	2.8	—	4.5
Segment adjusted EBITDA	$7.5	$17.8	$(1.1)	$24.2

	Year-to-date 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$7.3	$16.0	$(1.6)	$21.7
Depreciation	1.7	2.8	—	4.5
Segment adjusted EBITDA	$9.0	$18.8	$(1.6)	$26.2

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Gas Cylinders, Elektron and Graphic Arts). The three segments comprise various product offerings that serve multiple end-markets.
Adjusted EBITA, which is our segment income metric, represents net income from continuing operations adjusted for share-based compensation charges, restructuring charges, impairment charges, acquisitions and disposals costs, net interest expenses, defined benefits pension credit, provision for taxes and amortization. A reconciliation to pre-tax income can be found in Note 15 to the condensed consolidated financial statements. Adjusted EBITDA, as shown below, represents adjusted EBITA less depreciation. Management believes that adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. Adjusted EBITDA is reconciled to adjusted EBITA above.
GAS CYLINDERS
The results of operations from the Gas Cylinders segment are for continuing operations only.
The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024	2025	2024	2025 v 2024
Net sales	$47.0	$49.8	(5.6)%	$88.1	$95.2	(7.5)%
Adjusted EBITA	4.0	4.0	—%	5.8	7.3	(20.5)%
Adjusted EBITDA	4.9	4.9	—%	7.5	9.0	(16.7)%
Adjusted EBITA % of net sales	8.5%	8.0%	0.5	6.6%	7.7%	(1.1)
Adjusted EBITDA % of net sales	10.4%	9.8%	0.6	8.5%	9.5%	(1.0)
Net sales
The 5.6% and 7.5% decrease in Gas Cylinders sales in the second quarter and first six months of 2025 from 2024 was primarily the result of:
•Lower sales of medical cylinders;
•Continued softness in demand for Alternative Fuel ("AF") cylinder sales in both North America and Europe;
•Reduced sales of SCBA cylinders.
These decreases were partially offset by:
•Gains in sales of aerospace cylinders, which serves both commercial aircraft and space exploration programs; and
•Strong demand for calibration and specialty gas cylinders, especially in electronics.

Adjusted EBITA
The 0.5 percentage point increase in adjusted EBITA for Gas Cylinders as a percentage of net sales in the second quarter of 2025 relative to 2024 is predominantly the result of pricing discipline and cost control. For the first six months there has been a 1.1 percentage point decrease in adjusted EBITA, predominantly the result of adverse sales mix partially offset by price and a foreign exchange tailwind.
Adjusted EBITDA
Depreciation for the second quarter and first six months of 2025 has been flat compared to 2024, meaning the movement in adjusted EBITDA is for the same reasons as the movement in adjusted EBITA

ELEKTRON
The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024	2025	2024	2025 v 2024
Net sales	$50.1	$42.0	19.3%	$99.5	$79.7	24.8%
Adjusted EBITA	7.7	11.0	(30.0)%	15.0	16.0	(6.3)%
Adjusted EBITDA	9.1	12.4	(26.6)%	17.8	18.8	(5.3)%
Adjusted EBITA % of net sales	15.4%	26.2%	(10.8)	15.1%	20.1%	(5.0)
Adjusted EBITDA % of net sales	18.2%	29.5%	(11.3)	17.9%	23.6%	(5.7)
Net sales
The 19.3% increase in Elektron sales in the second quarter of 2025 from 2024 was primarily the result of:
•Significant increase in sales of Meals Ready to Eat ("MREs") and Group Rations "(UGR-E");
•Recovery in sales of magnesium aerospace alloys; and
•Increase in sales of magnesium powders for both commercial and military use.
Further to the above the 24.8% increase in the first six months of the year were also affected by lower sales of automotive catalysis materials.
Adjusted EBITA
Excluding the $5.1 million and $5.3 million net recovery of historic legal costs in the second quarter and first 6 months of 2024, adjusted EBITA as a percentage of net sales increased by 1.3 and 1.7 percentage points in 2025 when compared to 2024. This was driven by favorable product mix, and continued operational execution across end markets.
Adjusted EBITDA
Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

GRAPHIC ARTS
The net sales, adjusted EBITA and adjusted EBITDA for Graphic Arts were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024	2025	2024	2025 v 2024
Net sales	$6.9	$7.9	(12.7)%	$13.4	$14.2	(5.6)%
Adjusted EBITA	(0.8)	0.1	n/a	(1.1)	(1.6)	(31.3)%
Adjusted EBITDA	(0.8)	0.1	n/a	(1.1)	(1.6)	(31.3)%
Adjusted EBITA % of net sales	(11.6)%	1.3%	(12.9)	(8.2)%	(11.3)%	3.1
Adjusted EBITDA % of net sales	(11.6)%	1.3%	(12.9)	(8.2)%	(11.3)%	3.1

Net sales
The 12.7% decrease in Graphic Arts sales in the second quarter of 2025 from 2024 was primarily the result of decreased demand for photo-engraving plates. This was the same for the 5.6% decrease in the first six months of 2025 from 2024
Adjusted EBITA and EBITDA
Graphic Arts loss in the second quarter and first six months of 2025 was the result of decreased volumes and unfavorable price.

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
We believe that, in the long term, cash generated from our operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and interest payments on our indebtedness. In the short term, we believe we have sufficient credit facilities to cover any variation in our cash flow generation. However, any major repayments of indebtedness will be dependent on our ability to raise alternative financing or to realize substantial returns from operational sales, in July 2025 we completed a refinance of our shelf facility, the terms of this remaining the same, with expiry now in July 2030. Our ability to expand operations through sales development and capital expenditures could be constrained by the availability of liquidity, which, in turn, could impact the profitability of our operations.
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to June 29, 2025.

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

Cash Flows
Operating activities
Cash generated by operating activities was $6.4 million inflow and $12.5 million inflow for the first six months in 2025 and 2024 respectively. It was primarily related to net income from operating activities, net decreases in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit; loss on held-for-sale asset group and net changes to assets and liabilities. Cash flow in 2024 was impacted by the $4.5 million receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case.
Investing activities
Net cash used by investing activities was $3.1 million for the first six months of 2025, compared to net cash used by investing activities of $4.1 million in 2024, as a result of reduced capital expenditure in the quarter.
Financing activities
In the first six months of 2025, net cash used by financing activities was $3.2 million, (2024: $6.3 million used by financing activities). We made a net drawdown on our banking facilities of $5.5 million, having drawn $4.9 million on our revolving credit facility and $0.6 million of short term debt (2024: $2.0 million drawdown). Dividend payments of $7.0 million (2024: $7.0 million), equating to $0.26 per ordinary share respectively and we paid out $0.6 million, (2024: $0.3 million) in settling share based compensation and $1.1 million, (2024: $1.0 million) in repurchasing our own shares as part of the share buyback program which equates to 90,000 shares (2024: 100,000 shares).
Capital Resources
Dividends
We paid year-to-date dividends in 2025 of $7.0 million and declared an additional $3.5 million after the quarter (2024: $7.0 million paid year-to-date and additional $3.5 million declared after the quarter).
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
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	25.0	—	—	—
Revolving credit facility[1]	24.0	—	24.0	—	—
Bank overdraft	3.7	3.7	—	—	—
Obligations under operating leases	20.2	2.5	6.5	2.8	8.4
Capital commitments	0.5	0.5	—	—	—
Interest payments	2.5	2.5	—	—	—
Total contractual cash obligations	$75.9	$34.2	$30.5	$2.8	$8.4

(1) In July 2025 we completed a refinance of our revolving credit facility, with expiry now in July 2030, as at the balance sheet date on June 29, 2025, the revolving credit facility was due in 1-3 years.

Off-balance sheet measures
At June 29, 2025, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 16.
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2024 Annual Report on Form 10K, filed with the SEC on February 25, 2025, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first half ended June 29, 2025. For additional information, refer to Item 7A of our 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first half ended June 29, 2025 , pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the first half ended June 29, 2025, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1    Multicurrency Revolving Facility Agreement dated as of July 15, 2025 by and among Luxfer Holdings PLC and the parties named therein
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended June 29, 2025, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.
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
July 29, 2025