Form 10-Q
period 2025-09-28
LUXFER HOLDINGS PLC
filed 2025-10-28
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35370
Luxfer Holdings PLC
(Exact Name of Registrant as Specified in Its Charter)

England and Wales	98-1024030
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
3016 Kansas Avenue,
Riverside, CA, 92507
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒
The number of shares outstanding of Registrant’s only class of ordinary stock on September 28, 2025, was 26,721,510.

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)
LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2025	2024	2025	2024
Net sales	$92.9	$99.4	$293.9	$288.5
Cost of goods sold	(71.2)	(77.0)	(226.8)	(225.7)
Gross profit	21.7	22.4	67.1	62.8
Selling, general and administrative expenses	(10.8)	(11.4)	(36.5)	(34.9)
Research and development	(0.9)	(1.0)	(3.1)	(3.3)
Restructuring charges	(3.5)	(0.5)	(5.6)	(2.3)
Disposal related costs	(1.1)	(0.1)	(1.2)	(9.5)
Gain on disposal of assets held-for-sale	—	6.1	—	6.1
Other income	—	1.9	—	7.2
Operating income	5.4	17.4	20.7	26.1
Net interest expense	(0.7)	(1.4)	(2.4)	(4.1)
Defined benefit pension credit	0.6	0.3	1.8	0.8
Income before income taxes	5.3	16.3	20.1	22.8
Provision for income taxes	(2.8)	(3.7)	(7.1)	(7.8)
Net income from continuing operations	2.5	12.6	13.0	15.0

Net income / (loss) from discontinued operations	0.2	0.1	(2.2)	(0.1)

Net income	$2.7	$12.7	$10.8	$14.9

Earnings / (loss) per share[1]
Basic from continuing operations	$0.09	$0.47	$0.49	$0.56
Basic from discontinued operations	$0.01	$—	$(0.08)	$—
Basic	$0.10	$0.47	$0.41	$0.56

Diluted from continuing operations	$0.09	$0.47	$0.48	$0.56
Diluted from discontinued operations[2]	$0.01	$—	$(0.08)	$—
Diluted	$0.10	$0.47	$0.40	$0.55

Weighted average ordinary shares outstanding
Basic	26,746,390	26,808,401	26,743,059	26,820,280
Diluted	27,159,024	26,932,411	27,189,456	26,961,125
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

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024
Net income	$2.7	$12.7	$10.8	$14.9

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(5.8)	9.5	10.9	7.5
Pension and post-retirement actuarial gains, net of $0.1, $0.0, $0.2 and $0.2 tax, respectively	0.2	0.1	0.5	0.5
Other comprehensive (loss) / income, net of tax	(5.6)	9.6	11.4	8.0

Total comprehensive (loss) / income	$(2.9)	$22.3	$22.2	$22.9
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 28,	December 31,
In millions, except share and per-share data	2025	2024
Current assets
Cash and cash equivalents	$6.0	$4.1
Restricted cash	2.4	2.2
Accounts and other receivables, net of allowances of $0.4 and $0.3, respectively	51.0	58.8
Prepayments and accrued income	6.0	4.6
Inventories	95.1	83.6
Current assets held-for-sale	6.8	22.5
Total current assets	$167.3	$175.8
Non-current assets
Property, plant and equipment, net	$58.8	$62.8
Right-of-use assets from operating leases	11.1	11.5
Goodwill	69.2	67.0
Intangibles, net	11.1	11.5
Deferred tax assets	4.7	4.1
Pensions and other retirement benefits	54.8	49.3
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$377.4	$382.4
Current liabilities
Current maturities of long-term debt and short-term borrowing	$25.0	$3.1
Accounts payable	23.2	29.6
Accrued liabilities	28.8	24.0
Taxes on income	8.2	5.6
Current liabilities held-for-sale	2.8	12.8
Other current liabilities	13.0	18.6
Total current liabilities	$101.0	$93.7
Non-current liabilities
Long-term debt	$18.3	$42.0
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	13.9	14.0
Other non-current liabilities	12.5	13.1
Total liabilities	$145.8	$162.9
Commitments and contingencies (Note 16)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2025 and 2024; issued 28,944,000 for 2025 and 2024; outstanding 26,721,510 and 26,742,074 for 2025 and 2024, respectively	26.5	26.5
Additional paid-in capital	227.9	226.1
Treasury shares	(26.4)	(24.9)
Company shares held by ESOP	(0.7)	(0.8)
Retained earnings	109.0	108.7
Accumulated other comprehensive loss	(104.7)	(116.1)
Total shareholders' equity	231.6	219.5
Total liabilities and shareholders' equity	$377.4	$382.4
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2025	2024
Operating activities
Net income	$10.8	$14.9
Net loss from discontinued operations	2.2	0.1
Net income from continuing operations	13.0	15.0
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	6.9	6.9
Depreciation of right of use assets	2.3	—
Amortization of purchased intangible assets	0.6	0.6
Amortization of debt issuance costs	0.2	0.2
Share-based compensation charges	2.8	2.1
Deferred income taxes	(1.1)	0.5
Loss on disposal of property, plant and equipment	—	0.1
Non-cash restructuring charges	4.0	—
Loss / (gain) on disposal of held for sale assets	—	(6.1)
Loss on held for sale asset group	1.1	7.5
Defined benefit pension credit	(1.8)	(0.8)
Changes in assets and liabilities
Accounts and other receivables	2.5	(5.5)
Inventories	(9.3)	(10.3)
Current assets held-for-sale	(1.6)	(2.2)
Prepayments and accrued income	(1.4)	—
Accounts payable	(7.3)	(4.4)
Accrued liabilities	4.1	12.9
Current liabilities held-for-sale	(0.1)	0.1
Other current liabilities	5.5	8.9
Other non-current assets and liabilities	(2.2)	(0.1)
Net cash provided by operating activities - continuing	18.2	25.4
Net cash provided by operating activities - discontinued	0.2	0.2
Net cash provided by operating activities	18.4	25.6
Investing activities
Capital expenditures	(4.6)	(7.3)
Net proceeds from sale of businesses	4.3	—
Purchase of intangible assets	—	(0.4)
Net cash used by investing activities - continuing	(0.3)	(7.7)
Net cash used by investing activities - discontinued	(0.2)	(0.2)
Net cash used by investing activities	(0.5)	(7.9)
Financing activities
Net repayment of bank overdraft	(3.1)	(0.9)
Net drawdown / (repayment) of long-term borrowings	0.9	(2.9)
Debt issuance costs	(0.9)	—
Repurchase of own shares	(1.9)	(1.6)
Share-based compensation cash paid	(0.7)	(0.4)
Dividends paid	(10.5)	(10.5)
Net cash used by financing activities	(16.2)	(16.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.1
Net increase	$2.1	$1.5
Cash, cash equivalents and restricted cash; beginning of year	6.3	2.6
Cash, cash equivalents and restricted cash; end of the third quarter	8.4	4.1

Supplemental cash flow information:
Interest payments	$2.7	$4.4
Income tax payments, net	6.6	0.5
See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2025	$26.5	$226.1	(1.7)	$(24.9)	(0.6)	$(0.8)	$108.7	$(116.1)	$219.5
Net income	—	—	—	—	—	—	5.5	—	5.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5.2	5.2
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	—	(0.5)	—	—	—	—	(0.5)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 30, 2025	26.5	226.6	(1.7)	(25.4)	(0.6)	(0.8)	110.7	(110.9)	226.7
Net income	—	—	—	—	—	—	2.6	—	2.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11.8	11.8
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.6)	0.1	0.4	—	—	—	—	(0.2)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	0.1	0.1	—	—	—
At June 29, 2025	26.5	226.8	(1.7)	(25.6)	(0.5)	(0.7)	109.8	(99.1)	237.7
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5.6)	(5.6)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	1.2	—	—	—	—	—	—	1.2
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	—	—	—	—	(0.1)
At September 28, 2025	$26.5	$227.9	(1.8)	$(26.4)	(0.5)	$(0.7)	$109.0	$(104.7)	$231.6

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In millions,	Ordinary shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Own shares held by ESOP Number	Own shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total equity
At January 1, 2024	$26.5	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.6	—	—	—	—	—	—	0.6
Share buyback	—	—	—	(0.4)	—	—	—	—	(0.4)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—	—	—	—	—	(0.2)
At March 31, 2024	$26.5	$223.9	(1.5)	$(23.3)	(0.6)	$(0.9)	$103.5	$(119.4)	$210.3
Net loss	—	—	—	—	—	—	(0.5)	—	(0.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.8	—	—	—	—	—	—	0.8
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.3)	—	0.3	—	—	—	—	—
Utilization of shares from ESOP to satisfy share based compensation	—	(0.2)	—	—		0.1	—	—	(0.1)
At June 30, 2024	$26.5	$224.2	(1.6)	$(23.6)	(0.6)	$(0.8)	$99.5	$(119.5)	$206.3
Net income	—	—	—	—	—	—	12.7	—	12.7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	9.6	9.6
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.7	—	—	—	—	—	—	0.7
Share buyback	—	—	—	(0.6)	—	—	—	—	(0.6)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	—	—	—	—	(0.1)
At September 29, 2024	$26.5	$224.8	(1.6)	$(24.2)	(0.6)	$(0.8)	$108.7	$(109.9)	$225.1

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
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Third Quarter 2025, ended on September 28, 2025, and the Third Quarter 2024, ended on September 29, 2024.
Accounting standards issued but not yet effective
In July 2025, the FASB issued ASU 2025-03, which addresses challenges encountered when applying the guidance in Topic 326, Financial Instruments - Credit Losses, to current accounts receivable arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. In September 2025, the FASB also issued ASU 2025-06, which modernized the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. Neither of these amendments are expected to give rise to a material change in our statement of income or financial position.
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
Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2025	2024	2025	2024
Basic earnings / (loss):
Net income from continuing operations	$2.5	$12.6	$13.0	$15.0
Net income / (loss) from discontinued operations	0.2	0.1	(2.2)	(0.1)
Net income	$2.7	$12.7	$10.8	$14.9

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,746,390	26,808,401	26,743,059	26,820,280
Dilutive effect of potential common stock	412,634	124,010	446,397	140,845
For diluted earnings per share	27,159,024	26,932,411	27,189,456	26,961,125

Earnings per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.09	$0.47	$0.49	$0.56
Basic earnings / (loss) per ordinary share for discontinued operations	0.01	—	(0.08)	—
Basic earnings per ordinary share	$0.10	$0.47	$0.41	$0.56

Diluted earnings per ordinary share for continuing operations	$0.09	$0.47	$0.48	$0.56
Diluted earnings / (loss) per ordinary share for discontinued operations	0.01	—	(0.08)	—
Diluted earnings per ordinary share	$0.10	$0.47	$0.40	$0.55
(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.
In the first nine months of 2025 and 2024, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.

3.    Net Sales
Disaggregated sales disclosures for the third quarter and the first nine months of the year ended September 28, 2025, and September 29, 2024, are included below and in Note 15, Segmental Information.

	Third Quarter
	2025				2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$20.0	$27.1	$—	$47.1	$19.2	$24.0	$—	$43.2
Transportation	15.7	10.2	—	25.9	14.2	11.5	—	25.7
Specialty industrial	7.2	12.7	—	19.9	9.2	13.3	8.0	30.5
	$42.9	$50.0	$—	$92.9	$42.6	$48.8	$8.0	$99.4

	Year-to-date
	2025				2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total	Gas Cylinders	Elektron	Graphic Arts	Total
Defense, First Response & Healthcare	$60.1	$77.0	$—	$137.1	$64.4	$55.8	$—	$120.2
Transportation	48.3	32.3	—	80.6	50.5	32.4	—	82.9
Specialty industrial	22.6	40.2	13.4	76.2	22.9	40.3	22.2	85.4
	$131.0	$149.5	$13.4	$293.9	$137.8	$128.5	$22.2	$288.5
The Company’s performance obligations are satisfied at a point in time. With the reclassification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.
4.    Restructuring
The $3.5 million and $5.6 million restructuring charge in the third quarter and first nine months, respectively, of 2025 predominantly relates to costs aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, in particular to centralize our North American Gas Cylinders and Elektron divisions.
As part of this initiative, we recognized an accelerated depreciation charge of $2.1 million and $3.8 million related to property, plant and equipment in the third quarter and first nine months of 2025, respectively, in accordance with ASC 360. These charges were triggered by a strategic decision to relocate operations, resulting in the affected assets no longer being utilized over their originally estimated useful lives. We also recognized $0.2 million of inventory impairments during the third quarter and first nine months of 2025 to reflect inventory that is no longer recoverable as part of the relocation.
In addition, we recognized $1.2 million and $1.6 million of severance and other restructuring-related costs in the third quarter and first nine months of 2025, respectively, associated with workforce reductions and other costs incurred in connection with the restructuring activities.
The $0.5 million and $2.3 million restructuring charge in the third quarter and first nine months, respectively, of 2024 predominantly related to continued costs aimed at reducing our fixed cost structure and realigning our business.

4.    Restructuring (continued)
Restructuring-related costs by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024
Severance and other costs
Gas Cylinders	$0.7	$0.5	$1.1	$2.1
Elektron	0.5	—	0.5	0.2
	$1.2	$0.5	$1.6	$2.3
Accelerated depreciation charges
Gas Cylinders	$—	$—	$1.7	$—
Elektron segment	2.1	—	2.1	—
	$2.1	$—	$3.8	$—
Asset impairments
Gas Cylinders	$0.2	$—	$0.2	$—

Total restructuring charges	$3.5	$0.5	$5.6	$2.3

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2025
Balance at January 1,	$0.2
Costs incurred	1.6
Cash payments and other	(1.3)
Balance at September 28,	$0.5
5.    Disposal related costs

	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024
Loss on held-for-sale asset group	$1.1	$—	$1.1	$7.5
Disposal related costs	—	0.1	0.1	2.0
	$1.1	$0.1	$1.2	$9.5
The $1.1 million loss on held-for-sale asset group in the third quarter and first nine months of 2025 relates to the disposal of our Graphic Arts business. A reconciliation of this loss is disclosed within Note 12 - Held-for-sale Assets and Liabilities.
Disposal related costs of $0.1 million in the first nine months of 2025, represented professional fees incurred in relation to our ongoing strategic review.
The $7.5 million loss on held-for-sale asset group in the first nine months of 2024 related to the Graphic Arts' assets which were revalued to the expected consideration the Company will receive.
Disposal-related costs of $0.1 million and $2.0 million in the third quarter and first nine months of 2024, respectively, represented professional fees incurred and accrued in relation to the divestiture of the Graphic Arts segment.
6.    Other income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case were covered by insurance. The Company recognized $1.9 million and $7.2 million in the third quarter and first nine months, respectively, of 2024, in relation to these costs previously incurred by the Company. $5.3 million cash was received in the first nine months of 2024 with a further $1.9 million accrued at September 2024.

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
The effective income tax rate on continuing operations for the first nine months ended September 28, 2025, was a 35.3% tax charge compared to a 34.2% tax charge for the first nine months ended September 29, 2024. In 2025 the rate was impacted by non-deductible expenses and accelerated depreciation charges, in 2024, the rate was impacted by non-deductible expenses, the gain/loss on held-for-sale asset group and accelerated depreciation charges. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The Company has evaluated the potential impact of this legislation and expects it to result primarily in a timing difference, with no material effect on the Company’s overall tax expense.
8.    Supplementary balance sheet information

	September 28,	December 31,
In millions	2025	2024
Accounts and other receivables
Trade receivables	$48.9	$45.8
Related parties	0.1	0.1
Other receivables	2.0	12.9
Total accounts and other receivables	$51.0	$58.8

Inventories
Raw materials and supplies	$34.3	$29.9
Work-in-process	27.8	25.5
Finished goods	33.0	28.2
Total inventories	$95.1	$83.6

Property, plant and equipment, net
Land, buildings and leasehold improvements	$50.9	$49.2
Machinery and equipment	229.8	218.8
Construction in progress	14.0	12.7
Total property, plant and equipment	294.7	280.7
Accumulated depreciation and impairment	(235.9)	(217.9)
Total property, plant and equipment, net	$58.8	$62.8

Current maturities of long-term debt and short-term borrowings
Loan notes	$25.0	$—
Bank overdraft	—	3.1
Total current maturities of long-term debt and short-term borrowings	$25.0	$3.1

Other current liabilities
Restructuring provision	$0.5	$0.2
Short term provision	0.4	9.1
Deferred consideration payable	1.7	1.6
Derivative financial instruments	0.5	0.9
Operating lease liability	4.4	4.0
Advance payments	5.5	2.8
Total other current liabilities	$13.0	$18.6

Other non-current liabilities
Contingent liabilities	$3.4	$2.3
Operating lease liability	8.9	10.7
Other non-current liabilities	0.2	0.1
Total other non-current liabilities	$12.5	$13.1

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the first nine months ended September 28, 2025, were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2025	$25.9	$41.1	$67.0
Exchange difference	1.4	0.8	2.2
Net balance at September 28, 2025	$27.3	$41.9	$69.2
Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of September 28, 2025 and December 31, 2024.

Identifiable intangible assets consisted of the following:

In millions	Customer relationships	Technology and trading related	Total
Cost:
At January 1, 2025	$15.6	$7.7	$23.3
Exchange movements	—	0.5	0.5
At September 28, 2025	$15.6	$8.2	$23.8

Accumulated amortization:
At January 1, 2025	$7.0	$4.8	$11.8
Provided during the period	0.4	0.2	0.6
Exchange movements	—	0.3	0.3
At September 28, 2025	$7.4	$5.3	$12.7

Net book values:
At January 1, 2025	$8.6	$2.9	$11.5
At September 28, 2025	$8.2	$2.9	$11.1

Identifiable intangible asset amortization expense was $0.6 million for the first nine months of 2025 and 2024.
Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

10.    Debt

Debt outstanding was as follows:

	September 28,	December 31,
In millions	2025	2024
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	19.2	17.2
Bank overdraft	—	3.1
Unamortized debt issuance costs	(0.9)	(0.2)
Total debt	43.3	45.1
Less current portion	(25.0)	(3.1)
Non-current debt	$18.3	$42.0
The weighted-average interest rate on the revolving credit facility was 6.40% for the first nine months of the year and 7.50% for the full-year 2024.

10.    Debt (continued)
Loan notes due and shelf facility
The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to September 28, 2025.
The Loan Notes due June 29, 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York. In July 2025 we completed a refinance of our shelf facility, the terms of this remaining the same, with expiry now in July 2030 as opposed to October 2026.
Senior Facilities Agreement
During the first nine months of 2025, we drew down net $0.9 million on the Revolving Credit Facility and the balance outstanding at September 28, 2025, was $19.2 million, and at December 31, 2024, was $17.2 million, with $105.8 million undrawn at September 28, 2025 and $107.8 million undrawn at December 31,2024.
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
The assets and liabilities of the Superform business have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at September 28, 2025 and December 31, 2024.
Results of discontinued operations in the third quarter and first nine months of 2025 and 2024 were as follows:

	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024
Net sales	$2.7	$1.6	$6.8	$4.7
Cost of goods sold	(1.6)	(1.1)	(4.9)	(3.6)
Gross profit	1.1	0.5	1.9	1.1
Selling, general and administrative expenses	(1.0)	(0.3)	(1.8)	(1.1)
Restructuring credit / (charge)	0.1	—	0.4	(0.1)
Loss on assets held-for-sale	—	—	(2.8)	—
Operating income / (loss)	0.2	0.2	(2.3)	(0.1)
Tax (charge) / credit	—	(0.1)	0.1	—
Net income / (loss)	$0.2	$0.1	$(2.2)	$(0.1)

In the first nine months of 2025 the Company recognized a $2.8 million loss on held-for-sale asset group relating to Superform assets. The loss reflects an adjustment to bring the carrying amount in line with its estimated fair value less costs to sell, in accordance with ASC 360, due to revised expectations regarding the sale.
The fair value measurement was determined using a nonrecurring fair value approach under ASC 820. As the asset group is not traded in an active market, the Company applied a market approach, estimating fair value based on recent transactions involving comparable businesses of a similar size and industry profile. This fair value measurement is classified as Level 3 within the fair value hierarchy.

11.    Discontinued Operations (continued)
The associated assets and liabilities relating to Superform U.S. that are classified as held-for-sale were as follows:

Held-for-sale assets	September 28,	December 31,
In millions	2025	2024
Inventory	$3.2	$4.0
Prepayments and accrued income	0.3	0.4
Accounts and other receivables	3.3	1.8
Current assets	6.8	6.2

Right-of-use-assets	$—	$1.5

Total assets	$6.8	$7.7

Accounts payable	$0.8	$0.8
Accrued liabilities	0.6	0.4
Other current liabilities	1.4	2.4
Current liabilities	$2.8	$3.6

Total liabilities	$2.8	$3.6
There was $0.2m of capital expenditure in the first nine months of 2025 (2024: $0.1m), there was no depreciation and amortization.
The significant non-cash items in discontinued operations include a $2.8 million loss on held-for-sale asset group in the first nine months of 2025, there were impairments of $1.4 million, $1.2 million, and $0.2 million related to inventory, right-of-use assets and property, plant and equipment, respectively, as well as a $0.2 million share-based compensation charge recognized in the third quarter and first nine months of 2025.
12.    Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	September 28,	December 31,
In millions	2025	2024
Inventory	$3.2	$11.3
Prepayments and accrued income	0.3	1.6
Accounts and other receivables	3.3	5.5
Current assets	$6.8	$18.4

Property, plant and equipment	$—	$0.3
Right-of-use-assets	—	3.8
Non-current assets	$—	$4.1

Total held-for-sale assets	$6.8	$22.5

Held-for-sale liabilities
Accounts payable	$0.8	$1.4
Accrued liabilities	0.6	3.3
Other current liabilities	1.4	8.1
Held-for-sale liabilities	$2.8	$12.8

12.    Held-for-sale assets and liabilities (continued)
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligned with the Company’s overall business and value proposition.
On July 02, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. Graphic Arts was previously reported as a separate operating segment under ASC 280. Following the disposal, Graphic Arts will no longer be presented as a reportable segment. The Company recognized a net loss on held-for-sale asset group of $1.1 million, in the third quarter and first nine months of 2025. The consideration and loss on disposal was calculated as follows:

In millions	2025
Gross consideration	$7.3
Working capital adjustment	(1.3)
Transaction costs	(1.7)
Net proceeds	$4.3
Net assets disposed	(4.8)
Accrued transaction costs	(0.6)
Net loss on disposal	$(1.1)
The loss on disposal of $1.1 million has been recognized within disposal related costs in the Condensed Consolidated Statements of Income. The working capital adjustment reflects cash received prior to the divestiture, resulting in a reduction of the consideration paid by Vulcan Metals Specialty Products, Inc.
The carrying amounts of the assets and liabilities of Graphic Arts at the date of disposal were as follows:

Assets	July 2,
In millions	2025
Inventory	$7.8
Prepayments and accrued income	0.9
Accounts and other receivables	3.8
Current assets	$12.5

Property, plant and equipment	$0.5
Right-of-use-assets	2.3
Non-current assets	$2.8

Total assets	$15.3

Liabilities
Accounts payable	$0.6
Accrued liabilities	4.4
Other current liabilities	5.5
Total liabilities	$10.5

Net assets disposed	$4.8
Confirmation of the final working capital balance remains outstanding at October 28, 2025, and as a result the working capital adjustment may be subject to change, this is expected to be finalized by December 31, 2025. Depending on the outcome, the final loss on disposal may differ from the amount currently recognized.
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business was classified as held-for-sale at December 31, 2024, however the business did not meet the criteria to be classified as a discontinued operation.
In the third quarter and first nine months of 2024, the Company recognized a $6.1m gain on disposal of assets in relation to the sale of previously disclosed held-for-sale land and buildings in our Elektron division, net consideration of $7.3 million was received in the fourth quarter of 2024.

13.    Share Plans

Total share-based compensation expense in the third quarter and first nine months of 2025 and 2024 was as follows:

	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024
Total share-based compensation charges	$1.0	$0.7	$2.8	$2.1

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
The following table illustrates the assumptions used in deriving the fair value of share options granted during 2025 and the year-ended December 31, 2024:

	2025	2024
Dividend yield (%)	4.40 - 5.52	4.40 - 6.03
Expected volatility range (%)	38.31 - 41.86	36.40 - 45.79
Risk-free interest rate (%)	4.03 - 4.11	3.87 - 5.08
Expected life of share options range (years)	1.00 - 4.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$0.75	$1.00
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

14.    Shareholders' Equity
Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024
Dividends declared and paid during the year:
Interim dividend declared January 19, 2024 and paid February 7, 2024 ($0.130 per ordinary share)	$—	$—	$—	$3.5
Interim dividend declared April 9, 2024 and paid May 8, 2024 ($0.130 per ordinary share)	—	—	—	3.5
Interim dividend declared July 8, 2024 and paid August 7, 2024 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend declared January 15, 2025, and paid February 5, 2025 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared April 8, 2025, and paid May 7, 2025 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend declared July 8, 2025, and paid August 6, 2025 ($0.130 per ordinary share)	3.5	—	3.5	—
	$3.5	$3.5	$10.5	$10.5

In millions	2025	2024
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 4, 2024 and paid November 6, 2024 ($0.130 per ordinary share)	$—	$3.5
Interim dividend declared October 6, 2025 and to be paid November 5, 2025 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5
15.    Segmental Information
We classify our operations into business segments, based primarily on shared economic characteristics for the nature of the products and services; the nature of the production processes; the type or class of customer for their products and services; the methods used to distribute their products or provide their services; and the nature of the regulatory environment. The Company has four identified business units following the divestiture of Luxfer Graphic Arts, which aggregate into two reportable segments within continuing operations, and one within discontinued operations. Luxfer Gas Cylinders forms the Gas Cylinders segment and, Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment. Prior to its divestiture, an additional business unit, Luxfer Graphic Arts formed the Graphic Arts segment. Our Superform business unit used to aggregate into the Gas Cylinders segment but is now recognized within discontinued operations. A summary of the operations of the segments within continuing operations is provided below:
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
Graphic Arts segment
Our Graphic Arts segment provided a full range of pre-sensitized magnesium, copper and zinc plates, along with associated chemicals, for the production of foil-stamping and embossing dies. In addition, non-sensitized polished brass and magnesium plates were manufactured for computer numerical control ('CNC') engraving. The segment also advised on turnkey engraving operations, complete with etching machines, computer-to-plate ('CtP') machines, exposure units and film setters.

15.    Segmental Information (continued)
Other
Other, as used below, primarily represents unallocated corporate expense and includes non-service related defined benefit pension credit.
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated by the chief operating decision maker "CODM", the CEO, who is responsible for allocating resources and assessing performance of the operating segments, using net sales and adjusted EBITA, which is defined as the Company's measure of segment profit or loss, and is based on income before tax from continuing operations, adjusted for share-based compensation charges; restructuring charges; impairment charges; disposal costs; gain on disposal of assets held for sale/property, plant and equipment; defined benefit credit/charge, interest expense, net and amortization.
Unallocated assets and liabilities include those which are held on behalf of the Company and cannot be allocated to a segment, such as taxation, investments, cash, retirement benefits obligations, bank and other loans and holding company assets and liabilities.
Financial information by reportable segment in the third quarter and first nine months of 2025 and 2024 were as follows:

	Third Quarter 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$42.9	$50.0	$—	$92.9
Manufacturing fixed costs	(7.5)	(8.8)	—	(16.3)
Other cost of sales(1)	(28.5)	(26.4)	—	(54.9)
Other segment items(2)	(4.1)	(6.4)	—	(10.5)
Segment adjusted EBITA	$2.8	$8.4	$—	$11.2
Amortization				(0.2)
Share-based compensation charges				(1.0)
Restructuring charges				(3.5)
Disposal costs				(1.1)
Defined benefit pension credit				0.6
Interest expense, net				(0.7)
Income before tax from continuing operations				$5.3

	Third Quarter 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$42.6	$48.8	$8.0	$99.4
Manufacturing fixed costs	(7.3)	(7.2)	(1.9)	(16.4)
Other cost of sales(1)	(28.5)	(27.7)	(4.4)	(60.6)
Other segment items(2)	(3.1)	(4.6)	(1.8)	(9.5)
Segment adjusted EBITA	$3.7	$9.3	$(0.1)	$12.9
Amortization				(0.2)
Share-based compensation charges				(0.7)
Restructuring charges				(0.5)
Loss on disposal of property, plant and equipment				(0.1)
Gain on disposal of held for sale assets				6.1
Disposal costs				(0.1)
Defined benefit pension credit				0.3
Interest expense, net				(1.4)
Income before tax from continuing operations				$16.3
In the third quarter of 2025 there were no sales made between our segments (2024: $0.1 million sales between our Elektron segment and Graphic Arts segment).

15.    Segmental Information (continued)

	Year-to-date 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$131.0	$149.5	$13.4	$293.9
Manufacturing fixed costs	(22.6)	(24.3)	(4.0)	(50.9)
Other cost of sales(1)	(87.8)	(80.6)	(7.5)	(175.9)
Other segment items(2)	(12.0)	(21.2)	(3.0)	(36.2)
Segment adjusted EBITA	$8.6	$23.4	$(1.1)	$30.9
Amortization				(0.6)
Share-based compensation charges				(2.8)
Restructuring charges				(5.6)
Disposal costs				(1.2)
Defined benefit pension credit				1.8
Interest expense, net				(2.4)
Income before tax from continuing operations				$20.1

	Year-to-date 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$137.8	$128.5	$22.2	$288.5
Manufacturing fixed costs	(22.3)	(21.3)	(5.8)	(49.4)
Other cost of sales(1)	(92.7)	(70.3)	(13.3)	(176.3)
Other segment items(2)	(11.8)	(11.6)	(4.8)	(28.2)
Segment adjusted EBITA	$11.0	$25.3	$(1.7)	$34.6
Amortization				(0.6)
Share-based compensation charges				(2.1)
Restructuring charges				(2.3)
Loss on disposal of property, plant and equipment				(0.1)
Gain on disposal of held for sale assets				6.1
Disposal costs				(9.5)
Defined benefit pension credit				0.8
Interest expense, net				(4.1)
Income before tax from continuing operations				$22.8
During the first nine months of 2025 there were $0.1 million sales made between our Elektron segment and Graphic Arts segment (2024: $0.4 million)
(1) Other cost of sales includes material costs and variable costs.
(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

	Depreciation and amortization				Restructuring charges
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Gas Cylinders segment	$0.9	$0.9	$2.6	$2.6	$0.9	$0.5	$3.0	$2.1
Elektron segment	1.7	1.7	4.9	4.9	2.6	—	2.6	0.2
Graphic Arts segment	—	—	—	—	—	—	—	—
Consolidated	$2.6	$2.6	$7.5	$7.5	$3.5	$0.5	$5.6	$2.3

15.    Segmental Information (continued)

	Total assets		Capital expenditures
	September 28,	December 31,	Third Quarter		Year-to-date
In millions	2025	2024	2025	2024	2025	2024
Gas Cylinders segment	$128.7	$122.5	$0.5	$1.1	$1.3	$3.2
Elektron segment	172.8	173.1	1.2	1.8	3.3	3.9
Graphic Arts segment	—	14.8	—	0.1	0.1	0.2
Total reportable segments	$301.5	$310.4	$1.7	$3.0	$4.7	$7.3
Other	69.1	64.3	—	—	—	—
Discontinued operations	6.8	7.7	—	—	0.2	—
Consolidated	$377.4	$382.4	$1.7	$3.0	$4.9	$7.3

	Property, plant and equipment, net
	September 28,	December 31,
In millions	2025	2024
U.S.	$22.4	$26.7
United Kingdom	33.5	33.0
Canada	2.6	2.8
Asia Pacific	0.3	0.3
	$58.8	$62.8

The following tables present certain geographic information by geographic region for the first nine months and Third Quarter ended September 28, 2025, and September 29, 2024:

	Net Sales(1)
	Third Quarter				Year-to-date
	2025		2024		2025		2024
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$63.4	68.3%	$57.7	58.1%	$189.2	64.4%	$168.2	58.3%
United Kingdom	6.0	6.5%	7.4	7.4%	18.0	6.1%	18.0	6.2%
Japan	4.3	4.6%	5.7	5.7%	14.9	5.1%	14.7	5.1%
Germany	5.8	6.2%	5.8	5.8%	17.0	5.8%	18.4	6.4%
Canada	1.4	1.5%	2.8	2.8%	7.2	2.4%	9.3	3.2%
Top five countries	$80.9	87.1%	$79.4	79.8%	$246.3	83.8%	$228.6	79.2%
Rest of Europe	7.0	7.5%	12.1	12.3%	26.6	9.1%	36.5	12.7%
Asia Pacific	4.1	4.4%	5.8	5.8%	16.3	5.5%	16.1	5.6%
Other (2)	0.9	1.0%	2.1	2.1%	4.7	1.6%	7.3	2.5%
	$92.9		$99.4		$293.9		$288.5
(1) Net sales are based on the geographic destination of sale.
(2) Other includes South America, Latin America the Middle East and Africa.

16.     Commitments and Contingencies
Committed and uncommitted banking facilities
The Company had committed banking facilities of $125.0 million at September 28, 2025 and December 31, 2024. Of these committed facilities, $19.2 million was drawn at September 28, 2025 and $17.2 million at December 31, 2024. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at September 28, 2025 and December 31, 2024.

	Uncommitted Facilities
	September 28, 2025		December 31, 2024
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.7	$0.2	$0.6	$0.2
Letters of Credit	4.3	3.1	4.0	2.8
Overdraft	8.0	—	7.8	3.1
	$13.0	$3.3	$12.4	$6.1
Contingencies
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $1.9 million and $7.2 million in the third quarter and first nine months, respectively, of 2024, in relation to recovery of these costs previously incurred by the Company. $5.3 million cash was received in the first nine months of 2024 with a further $1.9 million accrued at September 2024.
In January 2025, a final settlement was agreed upon related to the US Ecology case which was covered in full by the Company's insurance policy, with payment made in February 2025. As a result, the Company recorded a liability for the settlement in other current liabilities and recognized a gain contingency related to the insurance payout receivable in accounts and other receivables as at December 31, 2024, nil at September 28, 2025.
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
In July 2025, in accordance with the Luxfer Graphic Arts sale agreement, the Company has fully indemnified the purchaser for certain identified environmental matters relating to the Madison Illinois site, which we estimate will cost approximately $1 million to close out. Additionally, we have provided indemnification for any unidentified environmental matters that may have occurred between 2003 (the year of the original acquisition by Luxfer) and July 2025, capped at $10 million and / or 5 years.

17. Subsequent Events
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
•future pandemics;
•fluctuations in the cost and / or availability of raw materials, including Chinese rare earths, labor and energy, as well as our ability to pass on cost increases to customers;
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
•Navigating market volatility, tariffs and wider impact from these, including securing alternative sources and processes for rare earth materials;
•Execution of selected capital investment projects to support our strategy of profitable growth while maintaining our infrastructure;
•Continued emphasis on operating cash generation and maintaining strong working capital performance; and
•Focus on recruiting, developing, maintaining talent, and driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for Luxfer in the third quarter of 2025 and 2024 were as follows:

	Third Quarter		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$92.9	$99.4	(6.5)%
Cost of goods sold	(71.2)	(77.0)	(7.5)%
Gross profit	$21.7	$22.4	(3.1)%
% of net sales	23.4%	22.5%	0.9
Selling, general and administrative expenses	(10.8)	(11.4)	(5.3)%
% of net sales	11.6%	11.5%	0.1
Research and development	(0.9)	(1.0)	(10.0)%
% of net sales	1.0%	1.0%	—
Restructuring charges	(3.5)	(0.5)	600.0%
% of net sales	3.8%	0.5%	3.3
Disposal related costs	(1.1)	(0.1)	n/a
% of net sales	1.2%	0.1%	1.1
Gain on disposal of assets held-for-sale	—	6.1	n/a
% of net sales	—%	6.1%	(6.1)
Other income	—	1.9	(100.0)%
% of net sales	—%	(1.9)%	1.9
Operating income	$5.4	$17.4	(69.0)%
% of net sales	5.8%	17.5%	(11.7)
Net interest expense	(0.7)	(1.4)	(50.0)%
% of net sales	0.8%	1.4%	(0.6)
Defined benefit pension credit	0.6	0.3	100.0%
% of net sales	0.6%	0.3%	0.3
Income before income taxes	$5.3	$16.3	(67.5)%
% of net sales	5.7%	16.4%	(10.7)
Provision for income taxes	(2.8)	(3.7)	(24.3)%
Effective tax rate	52.8%	22.7%	30.1
Net income from continuing activities	$2.5	$12.6	(80.2)%
% of net sales	2.7%	(12.7)%	15.4

The consolidated results of operations for the first nine months of 2025 and 2024 of Luxfer were as follows:

	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024
Net sales	$293.9	$288.5	1.9%
Cost of goods sold	(226.8)	(225.7)	0.5%
Gross profit	$67.1	$62.8	6.8%
% of net sales	22.8%	21.8%	1.0
Selling, general and administrative expenses	(36.5)	(34.9)	4.6%
% of net sales	12.4%	12.1%	0.3
Research and development	(3.1)	(3.3)	(6.1)%
% of net sales	1.1%	1.1%	—
Restructuring charges	(5.6)	(2.3)	143.5%
% of net sales	1.9%	0.8%	1.1
Disposal related costs	(1.2)	(9.5)	(87.4)%
% of net sales	0.4%	3.3%	(2.9)
Gain on disposal of assets held-for-sale	—	6.1	n/a
% of net sales	—%	2.1%	(2.1)
Other Income	$—	$7.2	n/a
% of net sales	—%	(2.5)%	2.5
Operating income	$20.7	$26.1	(20.7)%
% of net sales	7.0%	9.0%	(2.0)
Net interest expense	(2.4)	(4.1)	(41.5)%
% of net sales	0.8%	1.4%	(0.6)
Defined benefit pension credit	1.8	0.8	125.0%
% of net sales	0.6%	0.3%	0.3
Income from continuing operations	$20.1	$22.8	(11.8)%
% of net sales	6.8%	7.9%	(1.1)
Provision for income taxes	(7.1)	(7.8)	(9.0)%
Effective tax rate	35.3%	34.2%	1.1
Net income from continuing operations	$13.0	$15.0	(13.3)%
% of net sales	4.4%	5.2%	(0.8)

Net sales
Adjusting for foreign exchange tailwinds of $0.2 million and $1.9 million in the third quarter and first nine months of 2025, respectively, and excluding Graphic Arts sales of $8.0 million in third quarter of 2024, $13.4 million and $22.2 million in the first nine months of 2025 and 2024, respectively, net sales have increased by 1.4% and 4.6% respectively.
Revenue was positively impacted in the quarter from:
•Continuing strong sales of Meals Ready to Eat (MREs) and Unitized Group Rations (UGR-E);
•Continued recovery in sales of magnesium aerospace alloys;
•Higher sales of SCBA cylinders; and
•Gains in sales of aerospace cylinders, which serve commercial aircraft.
These increases were partially offset by:
•Decrease in sales of magnesium powders for both commercial and defense use;
•Reduced sales of zirconium powders used by our specialty industrial customers; and
•Continued softness in demand for Alternative Fuel ("AF") cylinders in both North America and Europe.
In relation to the first nine months of 2025, revenue was positively impacted from:
•Strong sales of Meals Ready to Eat (MREs) and Unitized Group Rations (UGR-E);
•Greater demand for magnesium aerospace alloys;
•Increased sales of magnesium powders for both commercial and defense use; and
•Higher demand for cylinders used in aerospace and space exploration projects.
These increases have been partially offset by:
•Significant reduction in AF cylinder sales, as well as those used for SCBA and medical purposes; and
•Decrease in zirconium powders, specifically those used for automotive catalysis.
Gross profit
Excluding Graphic Arts there was a 0.8 percentage point increase in gross profit as a percentage of sales in the third quarter and first nine months of 2025 from 2024, respectively. This increase was primarily the result of positive sales mix, pricing discipline and continued operational execution across end markets, partially offset by the impact of higher fixed costs in the Elektron division linked to increased volumes and infrastructure investment.
Selling, general and administrative expenses ("SG&A")
Excluding Graphic Arts, SG&A costs as a percentage of sales in 2025 from 2024 have increased by 0.4 percentage points and 0.6 percentage points in the quarter and first nine months respectively.
Research and development costs
Excluding Graphic Arts, research and development costs as a percentage of sales remained flat in the third quarter and decreased 0.1 percentage point in the first nine months of 2025 from 2024 respectively.
Restructuring charges
The $3.5 million and $5.6 million restructuring charge in the third quarter and first nine months respectively of 2025 predominantly relates to costs aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, in particular to centralize our North American gas cylinders and magnesium powders businesses.
As part of this initiative, we recognized an accelerated depreciation charge of $2.1 million and $3.8 million related to property, plant and equipment in the third quarter and first nine months of 2025, respectively, in accordance with ASC 360. This was triggered by a strategic decision to relocate operations, resulting in the affected assets no longer being used for their original intended length of time. $0.2 million of asset impairments were recognized in relation to inventory in the third quarter and first nine months of 2025 to reflect inventory no longer recoverable as part of the relocation.
The $0.5 million and $2.3 million restructuring charge in the third quarter and first nine months of 2024, respectively, of 2024 predominantly related to continued costs aimed at reducing our fixed cost structure and realigning our business.

Disposal related costs
On July 02, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. Graphic Arts was previously reported as a separate operating segment under ASC 280. The Company recognized a net loss on held-for-sale asset group of $1.1 million, in the third quarter and first nine months of 2025.
Additional costs of $0.1 million in the first nine months of 2025, represented professional fees incurred in relation to our ongoing strategic review.
In the first nine months of 2024 a $7.5 million loss on held-for-sale asset group related to the Graphic Arts' assets was recognized within disposal related costs. Additionally, $0.1 million and $2.0 million in the third quarter and first nine months of 2024, respectively, was recognized, representing professional fees incurred and accrued in relation to the divestiture of the Graphic Arts segment.
Gain on disposal of assets held-for-sale
The $6.1 million gain on disposal recognized in the third quarter and first nine months respectively of 2024 were in relation to the sale of previously disclosed held-for-sale land and buildings in our Elektron division. Net consideration of $7.3 million was received in the fourth quarter of 2024.
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
Net Interest Expense
Net interest expense of $0.7 million in the Third Quarter of 2025 decreased 50.0% from $1.4 million in the Third Quarter of 2024, due to a decrease in drawings. Interest expense of $2.4 million in the first nine months of 2025 was also lower than the $4.1 million in the first nine months of 2024.
Defined benefit pension credit
There was a defined benefit credit of $0.6 million and $1.8 million in the third quarter and first nine months respectively for the U.K. plan, an improvement from 2024 as a result of the triennial valuation in 2024.
Provision for income taxes
The movement in the year to date statutory effective tax rate from 34.2% in 2024, to 35.3% in 2025, was primarily due to non-deductible expenses, predominantly in relation to the previously mentioned (gain) / loss on assets held for sale and accelerated depreciation charges. When stripping out the impact of this, as well as other less significant adjusting items, the adjusted effective tax rate has increased to 23.5% in 2025 from 23.4% in 2024.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
The following tables of non-GAAP summary financial data presents a reconciliation of net income from continuing operations and diluted earnings per ordinary share from continuing operations to adjusted net income from continuing operations, adjusted EBITA from continuing operations, adjusted income from continuing operations before income taxes, adjusted EBITDA from continuing operations, adjusted EBITDA excluding legal cost recovery, adjusted earnings per ordinary share from continuing operations, adjusted provision for income taxes and adjusted effective tax rate from continuing operations, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income excluding legal cost recovery, adjusted earnings per share, adjusted EBITA and adjusted EBITDA excluding legal cost recovery are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income from continuing operations, adjusted earnings per share from continuing operations, adjusted EBITA from continuing operations and adjusted EBITDA excluding legal cost (recovery) from continuing operations in isolation as an alternative to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability. In 2024, the Company initiated a process to divest the Graphic Arts business which was concluded in July 2025. While Graphic Arts did not meet the 'strategic shift' criteria outlined in ASC 205-20 for it to be classified as a discontinued operation, management believed it is appropriate in the tables below to separate out the results of Graphic Arts in order to provide a more complete financial summary for the period. Similarly other income of $7.2 million in the first nine months of 2024 relates to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case, historically the legal costs relating to this case were in selling, general and administrative expenses, however the other income in the first nine months of 2024 is separated due to its one-off nature and the recovery relating to several years. We believe separating the income and costs relating to this is also appropriate to provide a more complete financial summary for the period.

	Third Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$2.5	$(1.1)	$3.6	$12.6	—	$12.6
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Disposal related charge	1.1	1.1	—	0.1	0.1	—
Defined benefit pension credit	(0.6)	—	(0.6)	(0.3)	—	(0.3)
Restructuring charge	3.5	—	3.5	0.5	—	0.5
Loss / (gain) on disposal of assets held-for-sale	—	—	—	(6.1)	—	(6.1)
Share-based compensation charge	1.0	—	1.0	0.7	0.1	0.6
Income tax on adjusted items	0.4	—	0.4	1.1	—	1.1
Adjusted net income	8.1	—	8.1	8.8	0.2	8.6
Less:
Legal cost recovery	—	—	—	(1.9)	—	(1.9)
Tax on legal cost recovery	—	—	—	0.4	—	0.4
Adjusted net income excluding Legal cost recovery	$8.1	$—	$8.1	$7.3	$0.2	$7.1
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.09	$(0.04)	$0.13	$0.47	$—	$0.47
Impact of adjusted items	0.21	0.04	0.17	(0.14)	0.01	(0.15)
Adjusted diluted earnings per ordinary share	0.30	—	0.30	0.33	0.01	0.32
Impact of legal cost recovery	—	—	—	(0.05)	—	(0.05)
Adjusted diluted earnings per ordinary share excluding Legal cost recovery	$0.30	$—	$0.30	$0.28	$0.01	$0.27

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$13.0	$(2.0)	$15.0	$15.0	(10.6)	$25.6
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.6	—	0.6	0.6	—	0.6
Disposal related charge	1.2	1.1	0.1	9.5	9.4	0.1
Defined benefit pension credit	(1.8)	—	(1.8)	(0.8)	—	(0.8)
Restructuring charge	5.6	—	5.6	2.3	—	2.3
Loss / (gain) on disposal of assets held-for-sale	—	—	—	(6.1)	—	(6.1)
Share-based compensation charge	2.8	0.2	2.6	2.1	0.3	1.8
Income tax on adjusted items	0.4	—	0.4	0.7	(0.1)	0.8
Adjusted net income / (loss)	$21.8	$(0.7)	$22.5	$23.3	$(1.0)	$24.3
Less:
Legal cost recovery	—	—	—	(7.2)	—	(7.2)
Tax on legal cost recovery	—	—	—	1.7	—	1.7
Adjusted net income / (loss) excluding Legal cost recovery	$21.8	$(0.7)	$22.5	$17.8	$(1.0)	$18.8
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.49	$(0.07)	$0.56	$0.56	$(0.39)	$0.95
Impact of adjusted items	0.32	0.04	0.28	0.30	0.36	(0.05)
Adjusted diluted earnings / (loss) per ordinary share	0.80	(0.03)	0.83	0.86	(0.04)	0.90
Impact of legal cost recovery	—	—	—	(0.20)	—	(0.20)
Adjusted diluted earnings / (loss) per ordinary share excluding Legal cost recovery	$0.80	$(0.03)	$0.83	$0.66	$(0.04)	$0.70
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Third Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$8.1	$—	$8.1	$8.8	$0.2	$8.6
Add back:
Income tax on adjusted items	(0.4)	—	(0.4)	(1.1)	—	(1.1)
Provision for income taxes	2.8	—	2.8	3.7	—	3.7
Net finance costs	0.7	—	0.7	1.4	(0.3)	1.7
Adjusted EBITA	11.2	—	11.2	12.8	(0.1)	12.9
Loss on disposal of property, plant and equipment	—	—	—	0.1	—	0.1
Depreciation	2.4	—	2.4	2.4	—	2.4
Adjusted EBITDA	13.6	—	13.6	15.3	(0.1)	15.4
Less:
Legal cost recovery	—	—	—	(1.9)	—	(1.9)
Adjusted EBITDA excluding legal cost recovery	$13.6	$—	$13.6	$13.4	$(0.1)	$13.5

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$21.8	$(0.7)	$22.5	$23.3	$(1.0)	$24.3
Add back:
Income tax on adjusted items	(0.4)	—	(0.4)	(0.7)	0.1	(0.8)
Provision for income taxes	7.1	(0.2)	7.3	7.8	(0.5)	8.3
Net finance costs	2.4	(0.2)	2.6	4.1	(0.3)	4.4
Adjusted EBITA	30.9	(1.1)	32.0	34.5	(1.7)	36.2
Loss on disposal of property, plant and equipment	—	—	—	0.1	—	0.1
Depreciation	6.9	—	6.9	6.9	—	6.9
Adjusted EBITDA	37.8	(1.1)	38.9	41.5	(1.7)	43.2
Less:
Legal cost recovery	—	—	—	(7.2)	—	(7.2)
Adjusted EBITDA excluding legal cost recovery	$37.8	$(1.1)	$38.9	$34.3	$(1.7)	$36.0

	Third Quarter
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$8.1	$—	$8.1	$8.8	$0.2	$8.6
Add back:
Income tax on adjusted items	(0.4)	—	(0.4)	(1.1)	—	(1.1)
Provision for income taxes	2.8	—	2.8	3.7	—	3.7
Adjusted income from continuing operations before income taxes	10.5	—	10.5	11.4	0.2	11.2
Adjusted provision for income taxes	2.4	—	2.4	2.6	—	2.6
Adjusted effective tax rate from continuing operations	22.9%	n/a	22.9%	22.8%	n/a	23.2%

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income from continuing operations	$21.8	$(0.7)	$22.5	$23.3	$(1.0)	$24.3
Add back:
Income tax on adjusted items	(0.4)	—	(0.4)	(0.7)	0.1	(0.8)
Provision / (credit) for income taxes	7.1	(0.2)	7.3	7.8	(0.5)	8.3
Adjusted income from continuing operations before income taxes	28.5	(0.9)	29.4	30.4	(1.4)	31.8
Adjusted provision / (credit) for income taxes	6.7	(0.2)	6.9	7.1	(0.4)	7.5
Adjusted effective tax rate from continuing operations	23.5%	22.2%	23.5%	23.4%	28.6%	23.6%

	Third Quarter 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$2.8	$8.4	$—	$11.2
Depreciation	0.9	1.5	—	2.4
Segment adjusted EBITDA	$3.7	$9.9	$—	$13.6

	Third Quarter 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$3.7	$9.3	$(0.1)	$12.9
Depreciation	0.9	1.5	—	2.4
Segment adjusted EBITDA	$4.6	$10.8	$(0.1)	$15.3

	Year-to-date 2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$8.6	$23.4	$(1.1)	$30.9
Depreciation	2.6	4.3	—	6.9
Segment adjusted EBITDA	$11.2	$27.7	$(1.1)	$37.8

	Year-to-date 2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$11.0	$25.3	$(1.7)	$34.6
Depreciation	2.6	4.3	—	6.9
Segment adjusted EBITDA	$13.6	$29.6	$(1.7)	$41.5

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Gas Cylinders, Elektron and Graphic Arts). The three segments comprise various product offerings that serve multiple end-markets.
Adjusted EBITA, which is our segment income metric, represents net income from continuing operations adjusted for share-based compensation charges, restructuring charges, impairment charges, disposal costs, loss / (gain) on disposal of assets held-for-sale, net interest expenses, defined benefits pension credit, provision for taxes and amortization. A reconciliation to pre-tax income can be found in Note 15 to the condensed consolidated financial statements. Adjusted EBITDA, as shown below, represents adjusted EBITA less depreciation. Management believes that adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. Adjusted EBITDA is reconciled to adjusted EBITA above.
GAS CYLINDERS
The results of operations from the Gas Cylinders segment are for continuing operations only.
The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024	2025	2024	2025 v 2024
Net sales	$42.9	$42.6	0.7%	$131.0	$137.8	(4.9)%
Adjusted EBITA	2.8	3.7	(24.3)%	8.6	11.0	(21.8)%
Adjusted EBITDA	3.7	4.6	(19.6)%	11.2	13.6	(17.6)%
Adjusted EBITA % of net sales	6.5%	8.7%	(2.2)	6.6%	8.0%	(1.4)
Adjusted EBITDA % of net sales	8.6%	10.8%	(2.2)	8.5%	9.9%	(1.4)
Net sales
The 0.7% and 4.9% increase and decrease in Gas Cylinders sales in the third quarter and first nine months of 2025 from 2024, respectively, was primarily the result of:
•Higher sales of SCBA cylinders; and
•Gains in sales of aerospace cylinders, which serve commercial aircraft.
These decreases were partially offset by continued softness in demand for Alternative Fuel ("AF") cylinders in both North America and Europe.
Further to the above, the first nine months of the year were also affected by lower sales of medical cylinders, offset by gains in sales of aerospace cylinders, which serve space exploration programs.

Adjusted EBITA
The 2.2 percentage point decrease in adjusted EBITA for Gas Cylinders as a percentage of net sales in the third quarter of 2025 relative to 2024 is predominantly the result of weaker sales mix. For the first nine months there has been a 1.4 percentage point decrease in adjusted EBITA, also the result of adverse sales mix partially offset by price and a foreign exchange tailwind.
Adjusted EBITDA
Depreciation for the third quarter and first nine months of 2025 has been flat compared to 2024, meaning the movement in adjusted EBITDA is for the same reasons as the movement in adjusted EBITA

ELEKTRON
The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024	2025	2024	2025 v 2024
Net sales	$50.0	$48.8	2.5%	$149.5	$128.5	16.3%
Adjusted EBITA	8.4	9.3	(9.7)%	23.4	25.3	(7.5)%
Adjusted EBITDA	9.9	10.8	(8.3)%	27.7	29.6	(6.4)%
Adjusted EBITA % of net sales	16.8%	19.1%	(2.3)	15.7%	19.7%	(4.0)
Adjusted EBITDA % of net sales	19.8%	22.1%	(2.3)	18.5%	23.0%	(4.5)
Net sales
The 2.5% increase in Elektron sales in the third quarter of 2025 from 2024 was primarily the result of:
•Significant increase in sales of Meals Ready to Eat ("MREs") and Unitized Group Rations "(UGR-E");
•Continued recovery in sales of magnesium aerospace alloys; and
•Improved demand for oil and gas alloys.
These increases were partially offset by:
•Decrease in sales of magnesium and zirconium powders for both commercial and defense use.
Further to the above the 16.3% increase in the first nine months of the year were also affected by lower sales of automotive catalysis materials offset by an increase in sales of magnesium powders for both commercial and defense use.
Adjusted EBITA
Excluding the $1.9 million and $7.2 million net recovery of historic legal costs in the third quarter and first nine months of 2024, adjusted EBITA as a percentage of net sales increased by 1.6 percentage points in 2025 when compared to 2024 for both periods. This was driven by favorable product mix and continued cost discipline.
Adjusted EBITDA
Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

GRAPHIC ARTS
The net sales, adjusted EBITA and adjusted EBITDA for Graphic Arts were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2025	2024	2025 v 2024	2025	2024	2025 v 2024
Net sales	$—	$8.0	(100.0)%	$13.4	$22.2	(39.6)%
Adjusted EBITA	—	(0.1)	(100.0)%	(1.1)	(1.7)	(35.3)%
Adjusted EBITDA	—	(0.1)	(100.0)%	(1.1)	(1.7)	(35.3)%
Adjusted EBITA % of net sales	n/a	(1.3)%	n/a	(8.2)%	(7.7)%	(0.5)
Adjusted EBITDA % of net sales	n/a	(1.3)%	n/a	(8.2)%	(7.7)%	(0.5)
On July 02, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. Graphic Arts was previously reported as a separate operating segment under ASC 280. Following the disposal, Graphic Arts will no longer be presented as a reportable segment. The Company recognized a net loss on held-for-sale asset group of $1.1 million, in the third quarter and first nine months of 2025.
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
We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to September 28, 2025.

Luxfer conducts all of its operations through its subsidiaries and joint ventures. Accordingly, Luxfer's main cash source is dividends from its subsidiaries. The ability of each subsidiary to make distributions depends on the funds that a subsidiary receives from its operations in excess of the funds necessary for its operations, obligations or other business plans. We have not historically experienced any material impediment to these distributions, and we do not expect any local legal or regulatory regimes to have any impact on our ability to meet our liquidity requirements in the future. In addition, since our subsidiaries are wholly-owned, our claims will generally rank junior to all other obligations of the subsidiaries. If our operating subsidiaries are unable to make distributions, our growth may slow, unless we are able to obtain additional debt or equity financing. In the event of a subsidiary's liquidation, there may not be assets sufficient for us to recoup our investment in the subsidiary.
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

Cash Flows
Operating activities
Cash generated by operating activities was $18.2 million inflow and $25.4 million inflow for the first nine months in 2025 and 2024 respectively. It was primarily related to net income from operating activities, net decreases in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit; loss / (gain) on held-for-sale assets and net changes to assets and liabilities. Cash flow in 2024 was impacted by the $5.3 million receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case.
Investing activities
Net cash used by investing activities was $0.3 million for the first nine months of 2025, compared to net cash used by investing activities of $7.7 million in 2024. Capital expenditure reduced by $2.7 million in the first nine months and net $4.3 million was received in relation to the previously mentioned divestiture of Graphic Arts.
Financing activities
In the first nine months of 2025, net cash used by financing activities was $16.2 million, (2024: $16.3 million used by financing activities). We made a net repayment on our banking facilities of $2.2 million, having drawn $0.9 million on our revolving credit facility and repaid $3.1 million of short term debt (2024: $3.8 million repayment). Dividend payments of $10.5 million (2024: $10.5 million), equating to $0.39 per ordinary share respectively and we paid out $0.7 million, (2024: $0.4 million) in settling share based compensation and $1.9 million, (2024: $1.6 million) in repurchasing our own shares as part of the share buyback program which equates to 155,000 shares (2024: 150,000 shares).
Capital Resources
Dividends
We paid year-to-date dividends in 2025 of $10.5 million and declared an additional $3.5 million after the quarter (2024: $10.5 million paid year-to-date and additional $3.5 million declared after the quarter).
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
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	25.0	—	—	—
Revolving credit facility	19.2	—	—	19.2	—
Obligations under operating leases	19.7	4.8	4.2	2.3	8.4
Capital commitments	0.5	0.5	—	—	—
Interest payments	6.1	2.0	2.2	1.9	—
Total contractual cash obligations	$70.5	$32.3	$6.4	$23.4	$8.4

Off-balance sheet measures
At September 28, 2025, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 16.
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

Item 3.        Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk during the first nine months ended September 28, 2025. For additional information, refer to Item 7A of our 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025. For a discussion of recent developments affecting the supply of certain rare earth materials, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Rare earth export restrictions.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 28, 2025, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101    The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended September 28, 2025, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.
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
October 28, 2025