Form 10-K
period 2025-12-31
LUXFER HOLDINGS PLC
filed 2026-02-24
CIK 1096056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer     ☐    Accelerated filer          ☒        Emerging growth company    ☐
Non accelerated filer    ☐    Smaller reporting company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No    ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant was approximately $325,718,817 based on the last reported sale price of such securities as of June 29, 2025, the last business day of the Registrant’s most recently completed second quarter.
The number of shares outstanding of Registrant’s only class of ordinary stock on December 31, 2025, was 26,640,434.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on June 10, 2026, to be filed no later than 120 days after the end of the fiscal year covered by this annual report, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.        Business

Background and business overview

Luxfer Holdings PLC (“Luxfer,” “the Company,” “we,” “our”) is a global industrial company focused on niche applications in advanced materials engineering. We develop and manufacture high-performance materials, components, and high-pressure gas containment solutions for customers operating in defense, first response and healthcare, transportation, and specialty industrial markets.
Luxfer’s strategy is centered on value creation through the application of deep technical expertise, proprietary technologies, and close collaboration with customers to solve complex engineering challenges. Our core product lines include magnesium alloys and powders, zirconium-based chemicals, aluminum and composite high-pressure gas cylinders, and carbon composite technologies.
We believe we hold leading positions in several of our principal markets, including magnesium alloys and powders for aerospace, defense, and commercial applications; zirconium chemicals used in automotive catalytic converters and industrial catalysis; and high-pressure composite cylinders used in self-contained breathing apparatus and in the transport and storage of compressed natural gas (“CNG”) and hydrogen. Our competitive position is supported by proprietary manufacturing processes, long-standing customer relationships, strong customer service capabilities, and a global manufacturing footprint.
Luxfer operates a global manufacturing network, and operated in 13 facilities during 2025 located in the United States, the United Kingdom, Canada, and China, and maintains a joint venture in Japan. One manufacturing facility relates to a discontinued operation and one facility ceased operations during 2025. We employ approximately 1,400 people worldwide, including temporary staff, with fewer than 50 employees supporting discontinued operations.
For the year ended 2025, net sales from continuing operations were $384.6 million (2024: $391.9 million, 2023: $405.0 million). Net income from continuing operations was $13.1 million (2024: $18.3 million income, 2023: $2.6 million loss).
During 2025, Luxfer operated through three business segments: Elektron, Gas Cylinders, and Graphic Arts. On July 2, 2025, the Company completed the sale of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., and following the transaction, Luxfer now operates through two reportable business segments: Elektron and Gas Cylinders.
Elektron Segment
The Elektron Segment develops and manufactures specialty materials based primarily on magnesium and zirconium. These materials are engineered for applications across defense, aerospace, transportation, energy, and industrial markets.
In 2025, sales from our Elektron Segment represented approximately 51% (2024: 45%, 2023: 46%) of our consolidated net sales from continuing operations. The ten largest customers accounted for approximately 50% of segment sales. No singular customer represented 10% or more of our Elektron Segment sales.
Key product lines include:
•Magnesium alloys and engineered magnesium products designed for lightweighting, corrosion resistance, and thermal performance, used in aerospace, defense, automotive, energy, and industrial applications.
•Magnesium powders used in aircraft countermeasure flares, infrared decoys, and specialized defense applications, as well as heating elements for self-heating meals supplied to military and emergency-relief agencies.
•Zirconium-based chemicals and oxides used in automotive catalytic converters, industrial catalysis, advanced ceramics, specialty glass, fuel cell components, pharmaceuticals, and other performance-critical applications.

Gas Cylinders Segment
The Gas Cylinders Segment manufactures and markets specialized, highly engineered, high-pressure gas containment solutions using aluminum alloys and carbon composite technologies. These products are used across emergency response, healthcare, aerospace (including commercial aviation, defense and space), and alternative fuel transportation markets.
In 2025, sales from the Gas Cylinders Segment represented approximately 45% (2024: 47%, 2023: 46%) of our consolidated net sales. The ten largest customers accounted for approximately 57% of segment sales. Two customers both represented 15% each of our Gas Cylinders Segment sales. No other singular customer represented greater than 10% of Gas Cylinders Segment sales.
Key product lines include:
•Carbon composite high-pressure cylinders for self-contained breathing apparatus (“SCBA”), primarily used by firefighters, emergency responders, and industrial safety personnel, as well as by scuba divers and users operating in hazardous environments.
•Carbon composite cylinders for alternative fuel applications, including on-vehicle storage and transportation of compressed natural gas (“CNG”) and hydrogen for buses, trucks, and other commercial vehicles.
•Aerospace and aviation cylinders used in aircraft safety and operational systems, including emergency slide inflation systems and onboard oxygen storage for crew.
•Space-related cylinders used in launch vehicle applications.
•Aluminum and composite medical gas cylinders used for the storage and delivery of oxygen and other medical gases for patients, hospitals, emergency services, and laboratories.
•Specialty aluminum cylinder solutions for industrial, specialty gas, and transportation applications requiring high strength-to-weight performance.
Superform U.S.
The Superform U.S. business is expected to be sold within the next twelve months. Accordingly, its assets and liabilities are classified as held for sale on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, and its results of operations are presented as discontinued operations in the consolidated statements of income for the applicable periods.
Graphic Arts Segment
The Graphic Arts Segment focused on magnesium photo-engraving plates, engraving metals, and related etching chemicals, primarily serving the graphic arts and luxury packaging markets. In 2025, sales from the Graphic Arts Segment represented approximately 4% (2024: 8%, 2023: 8%) of our consolidated net sales as a result of the disposal in the year. Our top ten customers represented 44% of segment sales. No singular customer represented 10% or more of our Graphic Arts Segment sales.
Key product lines included:
•Magnesium, copper, and zinc photo-engraving plates used in graphic arts, printing, and luxury packaging applications.
•Etching and developer chemicals used in engraving and plate-processing workflows.
•Magnesium slab and sheet products sold into industrial and aerospace markets.
Following the conclusion of a strategic review announced in October 2023, management determined that the Graphic Arts business no longer aligned with Luxfer’s long-term strategy and value proposition. As a result, the Graphic Arts business was classified as held for sale in the quarter ended March 31, 2024 and full year ended December 31, 2024. The business was sold on July 2, 2025.
All information included within this section relates to continuing operations, unless otherwise stated.
Financial Information about Segments and Geographic Areas
See Note 18 ("Segment Information") to our consolidated financial statements for further information regarding our operating segments and our geographic areas.

Elektron Segment
The principal raw materials used in the Elektron Segment are magnesium, zircon sand, and rare earth oxides and metals.
Global demand for primary magnesium is estimated to be approximately 1.0 million metric tons per year, with China accounting for a significant majority of global production. Meaningful production capacity also exists outside of China, including producers in Israel, Brazil, Turkey, and Russia. Historically, magnesium used in products sold to the U.S. military was sourced exclusively from U.S. suppliers in order to meet domestic sourcing requirements. In recent years, we have qualified and been able to use non-U.S. sources for use in U.S. military applications.
Zirconium chemicals used in the Elektron Segment are derived primarily from zircon sand, which is recovered as a byproduct of heavy mineral sands and titanium dioxide production. Global zircon sand production is estimated to be between approximately 1.0 million and 1.5 million metric tons per year. We source premium-grade zircon sand from suppliers in South Africa, Senegal, Indonesia, and Australia, and also purchase intermediate zirconium chemicals from suppliers in China. The sourcing mix is influenced by required technical specifications, availability, and relative market pricing.
The Elektron Segment also uses certain rare earth metals as inputs in magnesium alloy formulations and zirconium-based products. There are 17 naturally occurring rare earth elements, which are typically found in combination with other mineral deposits and are valued for their magnetic, optical, and catalytic properties. Our most significant rare earth requirements are for cerium, which is used in automotive catalytic compounds, and yttrium, gadolinium and neodymium, primarily used in the manufacture of certain of our magnesium alloys.
Gas Cylinders Segment
The principal raw materials used in the Gas Cylinders Segment are high-strength carbon fiber and aluminum.
Our main carbon fiber suppliers include Toray, Hyosung and Mitsubishi. In recent years, carbon fiber markets have experienced periods of tight supply driven by increased demand from commercial aerospace, defense, and clean energy applications. Over time, we have established long-term supplier relationships supported by annual contractual arrangements and demand forecasts intended to improve supply continuity.
Aluminum is a significant input for the Gas Cylinders Segment and represented approximately 25% of segment raw material costs in 2025. Aluminum prices increased materially during 2022 and remained volatile through 2023, 2024 and into 2025, with prices generally above pre-2021 historical averages.
During 2025, Carbon fiber pricing conditions have remained firm, reflecting sustained demand from aerospace, defense, and energy-transition end markets, together with limited global production capacity.

The Gas Cylinders Segment generally seeks to pass through changes in raw material costs to customers through contractual pricing mechanisms. However, certain customer arrangements incorporate pricing structures such as look-back provisions or quarterly price lists, which can result in timing differences between movements in input costs and realized selling prices.
Graphic Arts Segment
The key raw material used in the Graphic Arts segment was magnesium. Magnesium purchases were impacted by the volatility in its prices, which contributed to the loss in market share outside of the U.S. and reduced performance of the segment in recent years.

Our end-markets
Luxfer’s products serve a range of end-markets that demand specialized materials and engineered solutions. For 2025, Luxfer’s sales were principally derived from the following end-market categories:
Defense, First Response & Healthcare (46% of 2025 sales): Luxfer supplies products used to protect people, equipment, and infrastructure in defense, emergency response, and healthcare applications. Products serving these end-markets include:
•Magnesium powders used in aircraft countermeasure flares designed to protect against heat-seeking missiles.
•Flameless ration heaters used in Meals Ready-to-Eat supplied to military and emergency-relief organizations.
•High-pressure composite cylinders used in self-contained breathing apparatus (“SCBA”) for firefighters and other emergency responders.
•Lightweight aluminum and composite cylinders for the containment of oxygen and other medical and laboratory gases.
•Zirconium-based materials used in pharmaceutical manufacturing, biomedical applications, and dental products.

Area of Focus	Product	End-market drivers
Life-support breathing apparatus	•Composite cylinders used in self-contained breathing apparatus ("SCBA")
•Increased focus on firefighter and emergency-responder safety
•Ongoing replacement of heavier all-metal cylinders with lightweight composite alternatives
•Periodic updates to U.S. National Institute for Occupational Safety and Health (“NIOSH”) standards and natural replacement cycles
•Adoption of modern SCBA equipment by Asian and European fire service

Military countermeasure flares	•Ultra-fine magnesium powders used in flares to protect aircraft from heat-seeking missiles	•Military combat operations and training activity •Maintenance and replenishment of countermeasure inventories subject to shelf-life limitations
Support of personnel in hazardous conditions	•Self-heating meals used by military personnel and emergency-relief agencies •Chemical detection and chemical decontamination kits	•Military combat operations and training requirements •Disaster-response and humanitarian relief operations •Protection of personnel operating in hazardous or contaminated environments
Medical gases	•Portable aluminum and composite cylinders for oxygen and other medical gases	•Transition from heavy all-metal cylinders to lightweight alternatives •Growth in home-based oxygen therapy and demand for patient mobility
Orthopedics	•Magnesium sheet products used in braces and trusses	•Demand for lightweight, easy-to-wear orthopedic supports that improve patient comfort and mobility
Pharmaceuticals	•MELsorb® materials used in dialysis equipment and enterosorbents •Zirconium-based compounds used as base materials for pharmaceutical applications	•Development of new technologies to remove toxins and noxious elements from the body •Ongoing demand for specialty materials in pharmaceutical manufacturing

Transportation (28% of 2025 sales): Luxfer products support transportation markets focused on efficiency, emissions reduction, and alternative fuel adoption.Products serving transportation end-markets include:
•Lightweight, high-pressure carbon composite cylinders used for the storage and transport of compressed natural gas (“CNG”) and hydrogen in buses, trucks, and other commercial vehicles, as well as in the deployment of aircraft escape slides and cabin oxygen.
•Zirconium-based materials used in automotive catalytic converters and other emission-control applications.
•Magnesium alloys used in aerospace and automotive components to reduce weight and improve fuel efficiency.

Area of Focus	Product	End-market drivers
Alternative fuels	•Carbon composite alternative-fuel (“AF”) cylinders and fuel storage systems •Bulk gas storage and transportation cylinders and systems
•Clean-energy and decarbonization initiatives across public and commercial transport
•Availability and relative pricing of natural gas and hydrogen
•Increasing adoption of hydrogen-powered buses and commercial vehicles, particularly in Europe
•Expanding compressed natural gas (“CNG”) refueling infrastructure

Environmental catalysis (exhaust emissions control)	•Zirconium-based compounds used in automotive catalytic converters
•Emissions legislation aimed at reducing pollutants from internal combustion engines, including gasoline particulate filtration
•Relative pricing and availability of zirconium compounds compared to precious-metal alternatives
•Continued production of gasoline and hybrid vehicles, partially offset by growth in battery electric vehicles

Civil and defense aerospace	•Elektron® magnesium aerospace alloys in cast, extruded, and sheet form •Cylinders used in aircraft escape slide deployment and cabin oxygen systems	•Growth in the global commercial aircraft fleet and defense aviation activity •Ongoing focus on weight reduction to improve fuel efficiency and aircraft performance
Space exploration	•Cylinders used in space launch vehicle applications	•Increasing number of launches due to space exploration and deployment of satellites
Performance automotive lightweighting	•Magnesium alloys used in wheels and structural components for high-performance vehicles	•Demand for lightweight materials to enhance vehicle performance and efficiency
Specialty Industrial (26% of 2025 sales): Luxfer’s core technologies also serve a broad range of specialty industrial applications. Products serving specialty industrial end-markets include:
•Zirconium-based compounds used in industrial catalysis, advanced ceramics, specialty glass and environmental remediation applications.
•Magnesium alloys formed for use in general engineering, energy, and industrial applications.
•High-pressure gas cylinders used for storing specialty gases in high purity environments, calibration, beverage dispensing, scuba diving, and motorsport applications.
During the first half of 2025 prior to its sale, the Graphic Arts Segment served industrial and consumer-facing applications through the manufacture of magnesium, copper, brass, and zinc photo-engraving plates and embossing dies used primarily in luxury packaging, labels, greeting cards, and related graphic applications. Following the sale of the Graphic Arts business on July 2, 2025, Luxfer no longer serves these end-markets.

Area of Focus	Product	End-market drivers
General engineering	•Magnesium billets, sheet, coil, and tooling plate •Zirconium ceramic compounds used in wear-resistant components	•Demand for materials capable of operating reliably in increasingly harsh and demanding environments, including subsea, underground, and high-temperature applications
Hydraulic fracturing (“fracking”)	•SoluMag® dissolvable magnesium alloy	•Onshore oil and gas exploration and completion activity •Use of dissolvable materials to improve well productivity and reduce intervention costs
Paper and packaging chemicals	•Bacote™ and Zirmel™, formaldehyde-free insolubilizers used in high-quality printing applications	•Continued substitution away from toxic and regulated chemicals •Demand for high-quality printing and packaging solutions
Specialty gases	•High-pressure cylinders for the transportation and storage of gases requiring high purity or stability	•Demand from electronics, semiconductor, and specialty industrial gas markets
Graphic arts	•Magnesium photo-engraving plates	•Demand for luxury packaging, labels, and decorative finishes prior to the sale of the Graphic Arts business on July 2, 2025
Our competitive advantages
Luxfer’s competitive position is built on technical expertise, differentiated materials science capabilities, long-standing customer relationships, and a disciplined operating framework.
Focus on innovation in specialized end-markets
Luxfer focuses on developing high-performance, value-added products for specialized end-markets where material performance, reliability, and weight reduction are critical. New products are frequently developed in close collaboration with customers to address application-specific requirements.
Strong technical expertise and proprietary know-how
Luxfer leverages deep expertise in metallurgy and materials science to develop advanced alloys, compounds, and engineered products designed to perform in demanding environments. This expertise is supported by proprietary technologies and a growing portfolio of patented products across both the Elektron and Gas Cylinders Segments.
Diversified customer base and long-standing relationships
Luxfer serves a diversified global customer base and maintains long-term relationships with many customers, including leading participants in defense, emergency response, transportation, and industrial markets. These relationships are supported by technical collaboration, consistent product quality, and customer service.
Luxfer Business System
The Luxfer Business System provides a structured framework for operational execution and continuous improvement across the organization. The system emphasizes customer focus, sustainable profitable growth, and value creation through the following core elements:
•Commercial Excellence
•Lean Operations
•Innovation
•Sustainability
•People Excellence
•Strategy Deployment

Seasonality
Luxfer’s operations experience some seasonality related primarily to planned manufacturing shutdowns and customer activity patterns. Most manufacturing sites undergo scheduled maintenance shutdowns, typically lasting approximately two weeks during the summer and one to two weeks around year-end holidays. As a result, activity levels in the second half of the year may be lower than in the first half.
In addition, certain manufacturing locations are subject to weather-related disruptions during winter months, which may affect production and shipments. Seasonal demand can also be volatile, as sales in certain product lines may increase in periods of heightened emergency response activity, such as during the summer hurricane season when our products are used in disaster relief efforts, which can lead to higher but less predictable revenue in those periods

Research and Development
Luxfer considers research and development to be a critical driver of long-term growth and competitiveness. The Company continually invests in new product and process development aligned with its end-markets, leveraging the technical expertise of its engineers, metallurgists, manufacturing teams, and commercial technical staff.
Product development efforts are often conducted in close collaboration with customers to support integration of Luxfer products into customer designs. Luxfer also participates in collaborative research programs with universities in the United States, Canada, and Europe.
The Company believes that its continued investment in research and development, combined with technical collaboration and disciplined execution, supports its focus on high-performance, value-added products and markets.
Notable product developments include:
•UGR-E (Unitized Group Ration – Express) heater meals designed to deliver hot meals to multiple soldiers in combat or training environments;
•SoluMag® dissolvable magnesium alloys for downhole oil and gas applications;
•RotaMag® wrought magnesium alloys designed for high-strength structural components;
•G-Stor® ultra-lightweight composite cylinders for the containment and transportation of compressed natural gas, hydrogen, helium, and other gases;
•G-Stor® Hydrosphere multiple-element gas container (“MEG-C”) systems for large-capacity hydrogen storage and transportation. These systems have been deployed in hydrogen mobility and infrastructure projects;
Intellectual Property
Luxfer protects its intellectual property through a combination of patents, trade secrets, trademarks, copyrights, proprietary manufacturing processes, design rights, and contractual protections, including non-disclosure and invention assignment agreements.
The Elektron Segment holds patents related to aerospace and specialty magnesium alloys, environmental and water-treatment applications, emissions-control catalysts, and magnesium-based heater technologies. The Gas Cylinders Segment holds patents related to composite materials and pressurized cylinder designs. No individual patent or intellectual property asset is considered material to either reporting segment.
In certain areas, Luxfer relies more heavily on proprietary know-how and trade secrets rather than patent protection to maintain its competitive position.
Human Capital Management
As of December 31, 2025, Luxfer employed approximately 1,400 worldwide, fewer than 50 of whom supported discontinued operations. Of the approximately 1,350 employees associated with continuing operations, approximately 800 are employed in the United States and 550 are employed internationally.
Luxfer’s approach to human capital management focuses on attracting, retaining, and developing skilled employees while supporting safety, engagement, and operational performance. Oversight of human capital strategy is provided by the Board of Directors and Executive Leadership Team, with implementation supported by local leadership and human resources teams.
Occupational Health and Safety
Luxfer maintains health and safety policies, procedures, and training programs designed to protect employees and minimize workplace risk. The Company conducts regular site audits and tracks a combination of leading and lagging safety metrics, which are reviewed by management. In fiscal year 2025, Luxfer recorded ten lost time accidents, with no work-related fatalities.
Professional Growth and Development
Luxfer operates leadership development, succession planning, and workforce training programs designed to support employee development at all levels of the organization. Employees also have access to an online learning platform offering a broad range of professional, technical, and leadership development resources.

Diversity, Inclusion, and Well-Being
Luxfer is committed to maintaining a diverse and inclusive workplace and provides training related to non-discrimination, anti-harassment, and unconscious bias. The Company offers competitive compensation and benefits tailored to local markets, including retirement savings plans, health benefits, paid leave, and employee share participation programs in the U.S. and U.K. Luxfer also provides wellness, fitness, and employee assistance programs designed to support employees’ financial, physical, and emotional well-being.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and related amendments are available free of charge on the Company’s website at www.luxfer.com as soon as reasonably practicable after filing with or furnishing to the Securities and Exchange Commission (“SEC”). Information contained on the Company’s website is not incorporated by reference into this report.

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
Economic and Industry risks
We depend on certain end-markets, and downturns or regulatory changes in those markets could adversely affect our sales, pricing and margins
We depend on certain end-markets, including automotive, alternative fuels, self-contained breathing apparatus ("SCBA"), aerospace, defense, healthcare and oil. Demand in these end-markets is influenced by macroeconomic conditions, customer inventory cycles, availability of credit, energy costs, government procurement cycles and regulatory change including the trade policy and tariff environment. If any of these end-markets experience a downturn, prolonged weakness, or adverse regulatory developments, our sales volumes, pricing and profit margins could be materially and adversely affected. Dependence of either of our segments on certain end-markets may be more pronounced, and it is possible that multiple end-markets could weaken at the same time.
Our global operations expose us to geopolitical, regulatory, trade and tax risks that could adversely affect our business and financial results
Our global operations expose us to economic conditions, potential tax costs, political risks and specific regulations or restrictions in the countries in which we operate, which could materially and adversely impact our results of operations, financial position and cash flows.
We derive sales and earnings from operations in multiple countries and are subject to risks associated with doing business internationally. We have wholly-owned operations in the U.S., the U.K., Canada and China, as well as a joint venture in Japan. Risks of operating internationally include adverse changes in political, social, financial, economic or regulatory conditions; difficulty in staffing and managing geographically diverse operations; and the costs of complying with local laws and regulations.
Trade policy volatility has already affected our operations. For example, tariffs and other trade measures between the U.S. and China, as well as broader restrictions affecting certain metals, rare earth materials and industrial inputs, have increased input costs and created supply chain uncertainty in recent periods. These measures have also required pricing actions, alternative sourcing strategies and, in some cases, increased working capital to secure supply. Future changes — including additional tariffs, retaliatory measures, quotas, customs enforcement actions, sanctions or export controls — could further increase our costs, disrupt supply chains, reduce demand and/or require operational changes on short notice. Changes in trade measures between major trading regions could materially and adversely affect our results of operations, financial position and cash flows because our supply chains and customer base are global.

We are also subject to taxes in multiple jurisdictions. Our tax burden depends on the interpretation and application of local tax laws, administrative practices and treaties. Changes in tax laws, tax authority interpretations, audit positions, or the geographic mix of earnings could increase our tax expense, cash taxes and/or effective tax rate and could materially and adversely affect our results of operations, financial position and cash flows.
Our reliance on major customers increases exposure to reductions in demand, loss of business and credit risk
Our operations rely on a number of large customers in certain areas of our business, and the loss of any major customer, a reduction in demand by a major customer, or a customer payment default could materially reduce our sales and profitability. Long-term relationships are especially important because we often work closely with customers to develop products to meet particular specifications as part of the design of a product intended for an end-user market. The bespoke nature of many of our products could make it difficult to replace lost customers quickly, and the loss of a significant customer could materially and adversely impact our results of operations, financial position and cash flows.
Our top 10 customers accounted for approximately 38% of our net sales in 2025. Any significant reduction in sales or customer payment default could materially and adversely affect our results of operations, financial position and cash flows.

We depend upon our larger suppliers for a significant portion of our raw materials, and a loss of one of these suppliers, or a significant supply interruption could negatively impact our financial performance.
We rely to varying degrees on major suppliers for raw materials and components used in our engineered products, including aluminum, zirconium, magnesium, carbon fiber and rare earths. We generally purchase raw materials on a spot basis under standard terms and conditions and also maintain certain supply arrangements for key inputs. Supply disruptions, supplier financial distress, geopolitical events, trade restrictions, export controls, transportation constraints, or natural disasters could limit availability, increase lead times and raise costs. For example, our Elektron segment requires certain rare earth metals and oxides typically sourced from China for use in the manufacture of some magnesium alloys and in zirconium catalysts. The supply of these materials is subject to geopolitical, regulatory and trade risks, including export controls, licensing requirements and other government-imposed restrictions, the combined impact of which since the first half of 2025 has resulted in reduced availability and increased cost.
An interruption in the supply of essential raw materials or components, or a significant increase in costs due to shortages, quotas or other disruptions, could affect our ability to provide competitively priced products in a timely manner. In the event of supply constraints, we may need to purchase materials from alternative sources (potentially at higher prices), carry additional inventory, increase our prices, reduce margins or fail to meet delivery requirements, which could result in contractual penalties, loss of customer confidence and reduced future demand. We cannot assure that replacement materials would be available quickly on similar terms or at all. A prolonged or material disruption in the availability of raw materials could materially and adversely affect our results of operations, financial position and cash flows.
Volatility in raw material and energy costs, and limitations on passing through cost increases, could adversely affect margins and working capital
We are exposed to fluctuations in raw material and energy costs, including electricity and natural gas used in our manufacturing processes. We may not be able to pass cost increases through to customers immediately or at all due to fixed-price arrangements, competitive pressures or customer resistance. Significant increases in raw material or energy costs could reduce margins and/or increase working capital requirements, and higher input costs could make our products less attractive compared to alternatives (including competing products made from other materials), which could materially and adversely affect our results of operations, financial position and cash flows.
We are not dependent on any one supplier for our primary raw materials, but the business could be impacted by supply constraints. If, in the future, we are unable to obtain sufficient amounts of material on a timely basis, we may not be able to obtain raw materials from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of raw materials could make it difficult to satisfy our customers’ delivery requirements, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Fluctuations in foreign exchange rates could adversely affect reported sales, earnings, cash flows and net assets
We conduct commercial transactions in multiple currencies. Changes in exchange rates can reduce reported sales and earnings from non-U.S. operations and can decrease the profits of subsidiaries that incur costs in currencies different from the currencies in which they generate revenue. These transaction risks principally arise as a result of purchases of raw materials in U.S. dollars, coupled with sales of products to customers in euros. This impact is most pronounced in our exports to continental Europe from the U.K. In 2025, our U.K. operations sold approximately €39 million of goods into the Eurozone.
In addition, we have operating subsidiaries located in the U.K., Canada, China and Australia, as well as a joint venture in Japan, each of whose revenue, costs, assets and liabilities are denominated in local currencies. As our consolidated financial statements are reported in U.S. dollars, we are exposed to fluctuations in those currencies when those amounts are translated to U.S. dollars for purposes of reporting our consolidated financial statements, which may cause declines in results of operations. The largest risk is from our operations in the U.K., which, in 2025, generated an operating profit of $4.1 million and sales of $109.7 million. Fluctuations in exchange rates, particularly between the U.S. dollar and GBP sterling can have a material effect on our consolidated income statement and consolidated balance sheet. In 2025, movements in the average U.S. dollar exchange rate had a positive impact on net sales of $4.3 million. In 2024 movements in the average U.S. dollar exchange rate had a positive impact on net sales of $3.7 million. Changes in translation exchange rates increased net assets by $12.6 million in 2025, compared to a decrease of $4.6 million in 2024.
We use forward foreign currency exchange contracts to hedge portions of certain exposures, but hedging may not fully offset currency impacts and exposes us to market and credit risk, including counterparty risk. Currency volatility could materially and adversely affect our results of operations, financial position and cash flows.
For additional information on these risks, and the historical impact on our results, see ITEM 7A.
Our defined benefit pension obligations and related regulatory requirements could require additional funding and adversely affect our financial position and cash flows
We have defined benefit pension arrangements in the U.K. and in the U.S.. In 2023, the Company completed a buyout of the U.S. BA Holdings, Inc. Pension Plan with our remaining U.S. plan being immaterial (see ITEM 8, Note 15). Our largest defined benefit plan, the Luxfer Group Pension Plan, ('the Plan') which closed to new members in 1998, remained open for accrual of future benefits based on career-average salary until April 5, 2016. Following a consultation, it was agreed with the Trustees and plan members to close the Plan to future benefit accrual effective April 5, 2016. In addition, when increasing pension benefit payments, it was agreed to use CPI as the reference index in place of RPI where applicable.
The Plan is funded in accordance with U.K. regulatory requirements and, as of December 31, 2025, and December 31, 2024, had an accounting surplus of $54.9 million and $49.3 million, respectively. There is no guarantee that the surplus funding position will be maintained and adverse market movements could result in a reversion to a deficit funding position. According to the latest triennial actuarial valuation of the Plan as of March 31, 2024, the Plan had a surplus of £20.8 million. No contributions were made to the Plan during 2025 or 2024. Based on the most recent actuarial valuation and the associated funding agreement with the Trustee, the Plan was not subject to deficit recovery contributions during this period. The Trustee may request additional contributions, and the U.K. Pensions Regulator (“TPR”) has the power to require further funding in certain circumstances. We remain legally responsible for ensuring that the Plan has sufficient assets to meet its obligations as they fall due.
Subsequent to year end, in January 2026, the Trustees completed a full buy-in transaction with a U.K. insurer, substantially matching the Plan’s benefit obligations with corresponding cash-flow payments. While this transaction significantly reduces the Plan’s exposure to investment and funding risks, the Company remains legally responsible for the Plan and subject to applicable regulatory requirements. The buy-in is designed to substantially match the Plan’s benefit obligations with corresponding cash flow payments from the insurer, with effect from March 2026, in exchange for an agreed premium. As this transaction occurred after the balance sheet date, the measurement of the Plan’s assets or liabilities as of December 31, 2025 did not account for this event. The buy-in does not constitute a settlement event under ASC 715 which would trigger settlement accounting.
Pension obligations and related cash requirements are sensitive to market conditions, actuarial assumptions (including discount rates, inflation and longevity), asset performance, regulatory developments and trustee decisions. While the buy-in has reduced exposure to many of these risks, adverse developments could still result in increased funding or security requirements and could materially and adversely affect our results of operations, financial position and cash flows.

Environmental and regulatory risks
The U.K. Pensions Regulator has statutory powers that could impose additional liabilities and restrict corporate activity
The U.K. Pensions Regulator has wide statutory powers that could, in certain circumstances, result in significant additional liabilities for the Group and restrict our ability to undertake corporate transactions.
The Pensions Regulator may issue a contribution notice or a financial support direction to participating employers in the Plan, other Group companies, or persons connected with or associated with those employers. Such action may be taken where an act or omission is considered to have avoided pension liabilities, materially weakened the likelihood of accrued benefits being paid, or where an employer is deemed to be insufficiently resourced. Any resulting liability may be as high as the difference between the pension plan’s assets and the cost of securing members’ benefits on a buy-out basis.
The Pension Schemes Act 2021 further expanded these powers, introducing new criminal and civil penalties (including unlimited fines) and additional notifiable-events requirements for certain corporate transactions. In practice, these powers may limit our ability to restructure the Group, dispose of businesses, or pay dividends, and may require us to provide additional funding or security to the pension plan. Any such requirements could materially and adversely affect our financial position, cash flows and results of operations.
Environmental laws and liabilities could require significant costs and adversely affect our financial position and results
Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. These regulations impose standards relating to emissions, wastewater discharges, hazardous materials handling, waste disposal, and soil and groundwater conditions, among other matters. Compliance requires ongoing costs, and we may incur liabilities for remediation and other obligations, including relating to historical activities and divested assets. We cannot assure that reserves, insurance or remediation plans will be adequate. Environmental liabilities, compliance failures or adverse regulatory changes could materially and adversely affect our results of operations, financial position and cash flows.
Health and safety regulations expose us to compliance costs and potential liabilities from workplace incidents
The health and safety of our employees and the safe operation of our business is subject to various health and safety regulations in each of the jurisdictions in which we operate. These regulations impose various obligations on us, including the provision of safe working environments and employee training on health and safety matters. Complying with these regulations involves recurring costs.
Regulatory approvals, certifications and export controls could limit our ability to sell products, enter markets or expand operations
Certain aspects of our operations are in highly regulated industries requiring product approvals, certifications and ongoing compliance. Requirements may vary across jurisdictions and can change over time. Delays in obtaining approvals, loss of certifications, changes in standards, or non-compliance could prevent us from selling products, entering markets, or expanding product lines and could subject us to penalties or other sanctions. We are also subject to export and import regulations with respect to certain products and materials.
Our customers are also often subject to similar regulations and risks. We therefore face the risk that our customers may have the demand for their products reduced as a result of regulatory matters that fall outside our direct control.
Any of these factors could materially and adversely affect our results of operations, financial position and cash flows.

Climate change regulation and evolving disclosure requirements could increase costs and expose us to legal, operational and reputational risks
Our manufacturing processes, and those of many of our suppliers and customers, are energy-intensive and may generate greenhouse gas emissions directly or indirectly. We are subject to existing and evolving climate-related laws, emissions reporting obligations, and market-based mechanisms in the jurisdictions where we operate and sell products. Compliance may require capital investment and ongoing costs, including for monitoring, reporting and verification of emissions data and for emissions allowances or other charges where applicable.

Climate-related disclosure expectations also continue to evolve and may develop inconsistently across jurisdictions. In the U.S., the SEC adopted climate-related disclosure rules in 2024, pending judicial review, and the SEC subsequently voted to end its defense of those rules, contributing to uncertainty regarding the scope and timing of any U.S. federal climate disclosure requirements. Regardless of U.S. federal outcomes, customers, investors, lenders and non-U.S. regulatory regimes may continue to drive increased climate-related reporting requirements and expectations. These developments could increase compliance costs, create legal and reputational risk, and materially and adversely affect our results of operations, financial position and cash flows.

Product liability, warranty and recall risks could result in significant costs, litigation and reputational harm
Because of the nature and use of certain of our products, we may face product liability, warranty or other claims for personal injury, death or property damage, including from failures of products manufactured by us or by third parties incorporating our components. Even where claims lack merit, defense costs and management distraction can be significant. Claims could result in decreased demand, loss of existing business, reputational harm, regulatory scrutiny, fines, litigation costs, product recalls and a decline in our stock price. We do not carry insurance to cover the full potential expense of product recalls, and liabilities in excess of insurance coverage could materially and adversely affect our results of operations, financial position and cash flows.
Cybersecurity threats, data breaches and evolving disclosure obligations could disrupt operations and expose us to legal and financial risk
We increasingly rely on information technology systems and third-party service providers and have access to in the course of our business operations confidential information and personally identifiable information. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, including employee error or misuse and sophisticated targeted attacks. While we devote resources to security measures, no system can be guaranteed secure, and incidents affecting us or our third-party providers could result in business disruption, data loss, reputational harm, litigation, regulatory investigations or fines, and increased remediation and protection costs.
In addition, enhanced public company cybersecurity disclosure requirements may increase legal and reputational risk and may require accelerated public disclosure following a materiality determination, even while an incident is still being investigated. This could increase the likelihood of securities litigation and regulatory scrutiny and could create competitive sensitivity and increased costs. Failure to comply with applicable data protection laws, including the GDPR and U.K. GDPR, could result in significant fines and claims for compensation and could materially and adversely affect our results of operations, financial position and cash flows.
Future cybersecurity breaches, general information security incidents, further increases in data protection costs or failure to comply with relevant legal obligations regarding protection of data could thereforematerially and adversely affect our results of operations, financial position and cash flows. See ITEM 1C for further information regarding disclosed our Cybersecurity procedures.
Legacy liabilities from previously owned or divested businesses could result in future claims and financial exposure
We have sold or closed businesses over time. Products and services provided during prior periods may still give rise to claims, including product liability, environmental or other liabilities. Such claims could be costly and could materially and adversely affect our operations, financial position and cash flows.

Risks associated with products, technology and intellectual property
Our ability to protect intellectual property and proprietary information affects our competitive position and profitability
Our profitability depends in part on our ability to protect proprietary information and intellectual property rights. We rely on patents, trade secrets, trademarks and confidentiality agreements. Our intellectual property rights may be challenged, invalidated, circumvented or may not provide meaningful protection in all jurisdictions. Some key patents have expired or will expire in coming years, potentially reducing barriers to entry and increasing pricing pressure. If we cannot protect or enforce our rights, or if we are forced to rebrand products due to trademark challenges, our competitive position could suffer and our results of operations, financial position and cash flows could be materially and adversely affected.
Dependence on third-party intellectual property and potential infringement claims could disrupt operations and increase costs
We license certain technologies from third parties and may be exposed to risks if licenses expire, terminate, are non-exclusive, or become unavailable on acceptable terms. We may also be subject to claims that our products or processes infringe third-party intellectual property. If such claims are successful, we could be required to pay damages, cease manufacturing certain products, redesign products, obtain costly licenses, or be prevented from entering certain markets. Defense costs and diversion of management attention could be significant and could materially and adversely affect our results.
Our performance depends on continued research, development and successful innovation
Our products are highly technical. To maintain and improve our market position, we depend on continued research and development and timely innovation. We may experience delays in development, or innovations may not achieve market acceptance or profitability. Competitive products and substitute materials may reduce demand for our offerings, and without timely improvements or new products, our existing products could become less competitive or obsolete, materially and adversely affecting our results of operations, financial position and cash flows.
We collaborate research with universities, and in addition spent $4.3 million, $4.4 million and $4.6 million in 2025, 2024 and 2023, respectively, on our own research and development activities. We expect to fund our future research and development expenditure requirements through operating cash flows and restricted levels of indebtedness, but if operating profit decreases, we may not be able to invest in research and development or continue to develop new products or enhancements.
Operational Risks
We may pursue acquisitions, which involve integration challenges, financial risks and uncertainty regarding expected benefits
We may pursue acquisitions as part of our strategy. Acquisitions and integrations involve risks, including unidentified liabilities, integration challenges, increased indebtedness, impairment charges, loss of key personnel, and distraction of management. We cannot assure that acquisitions will achieve anticipated benefits, and any adverse outcome could materially and adversely affect our results.
Failures to perform under supplier or customer contracts could result in penalties, loss of business and reputational harm
Failures to perform under supplier or customer contracts could result in penalties, damages, loss of business, or reputational harm. Certain supplier contracts may include minimum purchase commitments, and certain customer contracts may include firm delivery requirements. Demand weakness or operational disruptions could increase exposure under such provisions and could materially and adversely affect our results.

We rely on key personnel and skilled employees, and failure to attract or retain talent could adversely affect our operations
We rely on key executives and technical personnel. Loss of key personnel or inability to attract and retain qualified employees could harm our ability to execute strategy and maintain technical capabilities and could materially and adversely affect our results. We do not carry key person insurance covering the loss of any of our executives or employees.
Fraud, control failures or errors in finance processes could result in financial loss, misstatement and regulatory exposure
Our business relies on the accurate and timely processing of financial transactions and the proper operation of finance and accounting processes across the Group. These processes involve the use of manual inputs, judgment and reliance on information provided by employees and third parties. There is a risk that fraudulent transactions, unauthorized activities, misappropriation of assets or deliberate circumvention of controls could occur, as well as a risk of errors arising from human error, inadequate segregation of duties, system limitations or process failures. Such incidents could result in financial losses, misstatement of our financial results, regulatory scrutiny, litigation, reputational harm and a loss of investor and stakeholder confidence. Any material failure to prevent, detect or correct fraudulent activity or significant errors within the finance process could materially and adversely affect our results of operations, financial position and cash flows.
Business interruptions at our production facilities could disrupt operations and adversely affect results and cash flows
Our production facilities could experience interruptions due to severe weather, natural disasters, fires, explosions, equipment failure, utility outages, terrorism, pandemics or labor disruptions. Some products and processes involve materials that are flammable or potentially explosive if mishandled. Such events could cause injuries, property damage, environmental harm, operational disruptions and reputational damage. Insurance may not cover all losses, and interruptions could materially and adversely affect our results and cash flows.
Labor relations and reliance on unionized workforces could disrupt operations and increase costs
Some facilities rely on unionized labor. Strikes, lock-outs, labor disputes or other work stoppages could disrupt operations and materially and adversely affect our results.
We depend on distributions from subsidiaries to meet obligations, and restrictions could limit our ability to fund operations or dividends
Luxfer Holdings PLC operates through subsidiaries and depends on distributions from those subsidiaries to fund obligations, dividends and corporate activities. Subsidiary distributions may be restricted by law, contractual arrangements, and operating needs. If subsidiaries are unable to make distributions, our ability to fund operations, service debt or pay dividends may be adversely affected.
Our indebtedness and financing arrangements could limit flexibility and expose us to refinancing and interest rate risk
Our indebtedness could affect our ability to fund working capital, capital expenditures, acquisitions and dividends. Debt agreements contain restrictive covenants that may limit strategic flexibility. Rising interest rates could increase interest expense on floating-rate debt. If we cannot generate sufficient cash to service debt or refinance maturities on acceptable terms, we may need to refinance, sell assets, reduce investment, or raise equity, any of which could materially and adversely affect our business and results.
As of December 31, 2025, we had $25.0 million of indebtedness under our senior notes (the "Loan Notes") due in 2026. There was also a $15.3 million drawn balance on the revolving credit facility ("RCF"), with $109.7 million of headroom remaining as of December 31, 2025. In July 2025 we completed a refinance of our shelf facility, the terms of this remaining the same, with expiry now in July 2030 as opposed to October 2026.

General risks
Future dividends are at the discretion of our Board and may be reduced or suspended based on financial and legal constraints
Future dividends are at the discretion of our Board and depend on many factors, including results of operations, cash requirements, debt facilities, financial position, contractual restrictions and applicable laws. Under English law, dividends may be paid only from profits available for distribution. Any change in dividend levels, or suspension of dividends, could adversely affect the market price of our ordinary shares.
Compliance with U.S. securities laws and internal control requirements could result in increased costs and expose us to reporting and control risks
As a U.S. public company, we are subject to extensive U.S. securities law reporting requirements, including obligations to design, maintain, and assess the effectiveness of internal control over financial reporting. These controls provide reasonable, not absolute, assurance that financial information is reliable and that fraud is prevented or detected. Failure to maintain effective internal controls could result in inaccurate financial reporting, inability to prevent or detect fraud, loss of investor confidence, regulatory scrutiny, and a decline in the market price of our ordinary shares. In addition, compliance with these reporting and control requirements places a significant and ongoing strain on management's time and operational, and financial resources, as management must evaluate and report on the effectiveness of internal controls annually under Section 404(a) and quarterly under Section 302 of the Sarbanes-Oxley Act, which includes ongoing system and process evaluation and testing.
Our incorporation outside the United States and the location of certain directors, officers and assets may make it difficult to enforce U.S. judgments
Luxfer is incorporated in England and Wales, and certain directors and officers reside outside the U.S. A substantial portion of our assets and the assets of such persons are located outside the U.S. As a result, it may be difficult to effect service of process within the U.S. or to enforce U.S. judgments against the Company or such persons based on U.S. federal securities laws.

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Overview
Luxfer recognizes that as business-efficiency demands lead to a more digitized world, cybersecurity and privacy risks have become critical business issues. Luxfer understands the systemic nature of these threats to the safety of our Company, customers, and employees. Consequently, Luxfer has integrated cybersecurity risk management into our broader enterprise risk management processes. Luxfer is committed to safeguarding and protecting our information technology (“IT”) network, equipment, and systems against cybersecurity threats to ensure our security and reduce risk.
Process and Standards
We devote significant resources to network security, data encryption, monitoring, and system maintenance. Our cybersecurity program is aligned with best practices, specifically the DFARS / NIST 800-171 IT Security Standard for US Government Contractors, reflecting our global operational footprint. During the year, we further strengthened our defense strategy through the enterprise-wide implementation of Sophos Endpoint Detection and Response (EDR) solutions, enhancing our real-time threat analysis and mitigation capabilities across our network. To ensure long-term success, we are committed to discovering and preparing for potential threats through the following mechanisms:
•Incident Response: We maintain an incident response plan that establishes procedures for reporting and handling cybersecurity events.
•Audits and Assessments: We perform periodic security audits and assessments, regularly engaging qualified independent third parties to assess our cybersecurity maturity and control environment.
•Third-Party Risk: We depend on third-party vendors for firewalls, virus solutions, and backups. To manage this risk, our IT professionals perform due diligence and risk analyses on vendors, verifying security testing prior to software installation.
As of the date of the filing of this Form 10-K, we are not aware of any successful attempts by third parties to gain access to our systems that have had, or are reasonably likely to have, a material effect on our business, operations, or financial condition. Although no incidents have been material to date, we recognize that cyber-attacks are becoming more sophisticated and our network remains potentially vulnerable.
Governance
Objectives
We will continually review and update our existing governance, policies, and practices, when necessary, to address the following objectives:
•Business Continuity, Availability, and Asset Protection: Ensure continuous business operations and safeguard the availability, integrity, and confidentiality of technology, data, intellectual property, and network infrastructure assets.
•Cybersecurity Resilience and Incident Management: Strengthen cyber-resiliency by enhancing controls for the rapid detection, mitigation, and effective response to cybersecurity incidents.
•Compliance and Data Governance: Maintain comprehensive compliance with all applicable external regulations (such as GDPR) and internal policies, including requirements for customer and employee confidentiality and privacy.

Board of Directors Oversight
The Board of Directors is responsible for overseeing cybersecurity, information security, and technology risk as part of its regular risk oversight function. The Board, comprised of independent Non-Executive Directors and one Executive Director, receives regular reports on information security matters from the Senior Leadership team at least quarterly as it is their responsibility to oversee Management's actions to identify, access, mitigate and remediate material risk.

Management's Role
The cybersecurity program is managed by our IT Steering Committee, which maintains the vision, strategy, and operation of the program.
•Committee Structure: The Committee is chaired by a member of the executive leadership team and includes IT Managers from across the company.
•Operational Responsibility: Local IT teams, managed by IT Managers, are responsible for the day-to-day implementation and monitoring of IT policies within their respective business units.
•Expertise: IT personnel are qualified within their respective roles and are provided with the resources necessary to carry out their responsibilities.

Human Capital and Training
Luxfer view it’s employees as a key line of defense. In addition to global policies covering IT security standards, Luxfer maintains a comprehensive, mandatory compliance training program. This includes:
•Policy Attestation: Employees must review applicable IT policies and attest to their understanding and agreement to comply.
•Phishing Simulations: The IT Steering Committee conducts internal phishing simulations to test employee reactions and collect metrics, such as click rates, to pinpoint trouble spots and target additional training.
Risks
Luxfer is committed to discovering and preparing for all potential cybersecurity threats. We set out below certain mitigating actions that we believe help us manage our principal cybersecurity risks.

Technical and Operational Risk
Risk Description:
Luxfer's operations are dependent on IT systems. A successful cyber-attack (including disruption to the network, systems, and services) could inhibit business operations, impacting sales, production, and cash flows. Furthermore, reliance on third-party vendors for core services (e.g., firewalls, backup solutions) introduces external risk if their measures are compromised.
Management of Risk:
•Layered Defense: Implementation of technical controls including firewalls, threat monitoring systems, protected cloud architecture, and frequent security patching.
•System Integrity: Phasing out vulnerable operating systems, updating legacy servers with advanced security features, and ensuring core operating data applications are fully backed up.
•Vendor Due Diligence: Our IT professionals perform thorough due diligence and risk analysis on all third-party vendors, verifying sufficient security testing before software installation and regularly monitoring access permissions.

Human and Employee Risk
Risk Description:
Employees represent a key vulnerability, as advancing cyber-attacks and phishing scams may lead to failure in recognizing threats or relying solely on automated defenses.
Management of Risk:
•Mandatory Training: Global policies cover IT security standards, and a comprehensive, mandatory compliance training and awareness program educates all employees on threat recognition and incident reporting.
•Phishing Simulations: Internal phishing simulations are continuously carried out to engage employees, raise awareness, and collect metrics (e.g., click rate) to pinpoint trouble spots and target additional, specific training where needed. All results are reported to the Senior Leadership Team.

Regulatory and Assessment Risk
Risk Description:
Non-compliance with regulations, such as the UK General Data Protection Regulation (GDPR), which governs personally identifiable information security, can result in significant fines or litigation following a data breach.
Management & Controls:
•Compliance Framework: We make every effort to comply with GDPR and other applicable regulations through best practices, including annual review of the Data Protection Policy and implementation of secure systems and access control measures.
•Audits and Assessments: Periodic security audits and assessments are performed across the cybersecurity program. We regularly engage qualified independent third parties to assess cybersecurity maturity, review the security control environment, and ensure operating effectiveness.

Item 2.        Properties
Our principal executive office in the United States is located in premises in Riverside, California and we also have a corporate office located in owned premises in Manchester, United Kingdom. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and distribution offices.
Elektron manufacturing operations are carried out at four operational facilities in the United States and one facility in the United Kingdom.
We own or lease Gas Cylinders manufacturing facilities at two sites in the United States and at one site in each of the United Kingdom, Canada, and China. We ceased manufacturing at our Pomona, California facility in December 2025. Previously, we had entered into a sublease for an already unused portion of this facility in 2024. We also maintain a sales and distribution office in Australia.
Our Graphic Arts manufacturing operations were previously conducted at a leased facility in the United States and an owned site in the United Kingdom. Following the divestiture of the Graphic Arts business in 2025, the U.S. facility was transferred to the new owners as part of the sale. We now lease a portion of the owned Manchester, site to the purchasers of the U.K operation.
We have a further plant in the United States, Superform U.S., which is classified as discontinued operations.
Our manufacturing plants comprise both owned and leased properties. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

Division	Property / Plant	Principal products manufactured	Ownership	Approximate area (square feet)
Elektron
	Manchester, England	Magnesium alloys / zirconium chemicals	Split Lease / Own[1]	520,000
	Tamaqua, PA	Magnesium powders	Own	65,000
	Flemington, NJ	Zirconium chemicals	Own	65,000
	Cincinnati, OH	Magnesium heating pads	Lease	175,000
	Saxonburg, PA	Magnesium powders	Own	70,000
Gas Cylinders
	Nottingham, England	Composite and aluminum cylinders	Lease	145,000
	Calgary, Canada	Composite cylinders	Lease	65,000
	Pomona, CA	Composite cylinders[2]	Lease	100,000
	Riverside, CA	Composite cylinders	Lease / Own	125,000
	Shanghai, China	Composite cylinders	Lease	15,000
Discontinued operations
	Riverside, CA	Aluminum panels	Lease	50,000
1Following the divestiture of the Graphic Arts reporting segment in 2025, a portion of our owned Manchester site (held by Luxfer MEL Technologies, within Elektron) is being leased to the new owners of Graphic Arts. This area totals approximately 40,000 square feet and is excluded from the reported approximate area of our Manchester manufacturing site.
2Ceased production in 2025
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange and is traded under the symbol "LXFR." As of December 31, 2025, the Company had 17 shareholders of record.
Dividends
Throughout 2023, 2024 and 2025 the Company paid quarterly dividends of $0.130 per ordinary share. This equated to $13.9 million paid in 2025, $14.0 million in 2024 and $14.0 million in 2023 respectively. A further dividend of $3.5 million was declared and paid in the first quarter of 2026. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial position, contractual restrictions, restrictions imposed by our indebtedness, any future debt agreements or applicable laws and other factors that our Board of Directors may deem relevant. As with all dividends declared to date, we expect future dividends to be paid out of our earnings.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming an investment of $100 on December 31, 2020, and the reinvestment of all dividends since that date to December 31, 2025. The graph also contains for comparison purposes the Russell 2000 Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization and characteristics, we believe the Russell 2000 Index is an appropriate published industry index for comparison purposes.
Purchase of Equity Securities
As part of a weekly and opportunistic share buyback program, in 2025, the Company purchased 246,875 ordinary shares in open-market transactions for a total cost of $3.1 million. The following table shows this by quarter.

	Total number of shares purchased	Average price paid per share
January 1 - March 30	40,000	$13.19
March 31 - June 29	50,000	10.97
June 30 - September 29	65,000	12.53
September 29 - December 31	91,875	12.78
Total	246,875
The Board of Directors have authorized the repurchase of 50,000 of our ordinary shares in the first quarter of 2026 and up to a maximum of 200,000 for the year.
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
In 2026, we expect the following operating objectives and trends to impact our business:

•Focus on navigating near-term uncertainties while maintaining strategic discipline for long-term growth;
•Completion of recently launched centers of excellence programs involving footprint optimization, manufacturing excellence through automation and margin improvement;
•Navigating market volatility, tariffs and wider impact from these, including alternative sourcing arrangements for rare earth materials;
•Execution of select capital investment projects to support our strategy of profitable growth while improving our infrastructure;
•Continued emphasis on operating cash generation and maintaining strong working capital performance; and
•Focus on recruiting, developing, maintaining talent, and driving a high-performance culture.
•Continued evaluation of strategic alternatives in response to the strategic review concluded in 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations from continuing operations of Luxfer were as follows:

	Years ended December 31,			% / point change
In millions	2025	2024	2023	2025 v 2024	2024 v 2023
Net sales	$384.6	$391.9	$405.0	(1.9)%	(3.2)%
Cost of sales	(295.4)	(306.2)	(328.4)	(3.5)%	(6.8)%
Gross profit	89.2	85.7	76.6	4.1%	11.9%
% of net sales	23.2%	21.9%	18.9%	1.3	3.0
Selling, general and administrative expenses	(49.1)	(48.1)	(48.7)	2.1%	(1.2)%
% of net sales	12.8%	12.3%	12.0%	0.5	0.3
Research and development	(4.3)	(4.4)	(4.6)	(2.3)%	(4.3)%
% of net sales	1.1%	1.1%	1.1%	—	—
Restructuring charges	(9.0)	(4.7)	(6.4)	91.5%	(26.6)%
% of net sales	2.3%	1.2%	1.6%	1.1	(0.4)
Impairment charges	—	—	(12.7)	—	(100.0)%
% of net sales	—%	—%	3.1%	—	(3.1)
Disposal related costs	(2.0)	(12.2)	—	(83.6)%	n/a
% of net sales	0.5%	3.1%	—%	(2.6)	3.1
Other (costs) / income	(0.8)	7.7	—	(110.4)%	n/a
% of net sales	(0.2)%	2.0%	—%	(2.2)	2.0
Gain on disposal of assets held-for-sale	—	6.1	—	(100.0)%	n/a
% of net sales	—%	1.6%	—%	(1.6)	1.6
Operating income	24.0	30.1	4.2	(20.3)%	616.7%
% of net sales	6.2%	7.7%	1.0%	(1.5)	6.7
Net interest expense	(3.1)	(5.2)	(6.3)	(40.4)%	(17.5)%
% of net sales	0.8%	1.3%	1.6%	(0.5)	(0.3)
Defined benefit pension credit / (charge)	1.3	1.6	(7.6)	(18.8)%	(121.1)%
% of net sales	0.3%	0.4%	(1.9)%	(0.1)	2.3
Income / (loss) before income taxes	22.2	26.5	(9.7)	(16.2)%	(373.2)%
% of net sales	5.8%	6.8%	(2.4)%	(1.0)	9.2
(Provision) / credit for income taxes	(9.1)	(8.2)	7.1	11.0%	(215.5)%
Effective tax rate	41.0%	30.9%	73.2%	10.1	(42.3)
Net income / (loss) from continuing operations	$13.1	$18.3	$(2.6)	(28.4)%	(803.8)%
% of net sales	3.4%	4.7%	(0.6)%	(1.3)	5.3

Net sales
Adjusting for foreign exchange tailwinds of $3.0 million (2024: tailwind of $1.7 million), and excluding Graphic Arts sales of $13.4 million (2024: $29.6 million) consolidated net sales have increased by $5.9 million or 1.6% in 2025 from 2024. Lower volumes and unfavorable mix reduced sales by $0.5 million, more than offset by $6.4 million from the pass-through of price increases.
Excluding Graphic Arts, sales in our Specialty Industrial and Defense, First Response and Healthcare end market have increased by 11.9% and 2.9% respectively, whilst our sales in our Transportation end market have decreased by 4.8%.
Revenue was positively impacted from:
•Strong sales of Meals Ready to Eat (MREs) and Unitized Group Rations (UGR-E);
•Greater demand for magnesium aerospace alloys;
•Increased sales of magnesium powders for both commercial and defense use; and
•Higher demand for cylinders used in aerospace and space exploration projects.
These increases have been partially offset by:
•Significant reduction in Alternative Fuel cylinder sales, as well as those used for SCBA and medical purposes; and
•Decrease in sales of zirconium powders, specifically those used for automotive catalysis.
Gross profit
Excluding Graphic Arts there was a 0.8 percentage point increase in gross profit as a percentage of sales in 2025 from 2024. This increase was primarily the result of positive sales mix, pricing discipline and continued operational execution across end markets, partially offset by the impact of higher fixed costs in the Elektron division linked to increased volumes and infrastructure investment.
Selling, general and administrative expenses ("SG&A")
Excluding Graphic Arts, SG&A costs as a percentage of sales have increased by 0.5 percentage points in 2025 from 2024.
Research and development costs
Excluding Graphic Arts, research and development costs as a percentage of sales remained flat in 2025 from 2024.
Restructuring charges
The $9.0 million restructuring charges in 2025 predominantly relates to costs aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, in particular to centralize our North American gas cylinders and magnesium powders businesses. We ceased manufacturing at our Pomona, California facility in December 2025.
As part of this initiative, we recognized impairment charges of $3.8 million related to property, plant and equipment in accordance with ASC 360, and $1.9 million related to right-of-use assets from operating leases in accordance with ASC 842, which applies the long-lived asset impairment model in ASC 360. The impairments were triggered by a strategic decision to relocate operations, resulting in the affected assets no longer being used for their originally intended period. Asset impairments of $0.8 million were recognized in relation to inventory to reflect inventory no longer recoverable as part of the relocation.
The remaining $2.5 million restructuring charge related to severance and other costs.

Disposal related costs
On July 2, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. Graphic Arts was previously reported as a separate operating segment under ASC 280.
The Company recognized a net loss on held-for-sale asset group of $1.9 million. Additional costs of $0.1 million represent professional fees incurred prior to the completion of the disposal of the Graphic Arts business.
In 2024 disposal related costs of $12.2 million were incurred in relation to the divestiture of our Graphic Arts segment. $9.8 million represents a loss on held-for-sale asset group to reflect its fair value at that time and $2.4 million represents professional fees.
Other (Costs) / income
Other Income of $7.7 million in 2024 relates to the recovery of legal costs from our insurer related to the previously disclosed US Ecology case, (see Note 20). Historically the legal costs relating to this case were in selling, general and administrative expenses.
In 2025, other costs of $0.8 million relate to fees incurred in relation the Company’s ongoing strategic review.
Gain on Disposal of assets held for sale
The $6.1 million gain on disposal recognized in 2024 was in relation to the sale of previously disclosed held-for-sale land and buildings in our Elektron division. Net consideration of $7.3 million was received in the fourth quarter of 2024.
Net interest expense
Net interest expense of $3.1 million in 2025 decreased from $5.2 million in 2024 primarily due to the lower average drawings on the revolving credit facility.
Defined benefit pension credit
The defined benefit pension credit of $1.3 million in 2025 relates to the U.K. plan and was broadly consistent with the $1.6 million credit recognized in 2024.
Provision for income taxes
The 10.1 percentage point increase in the effective tax rate in 2025 from 2024 was primarily due to difference of basis in accounting and state taxes.
2024 compared with 2023
For a discussion comparing our consolidated operating results for the year ended December 31, 2024, with the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 25, 2025. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Net income / (loss)	$13.1	$(4.7)	$17.8	$18.3	(13.9)	$32.2
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.8	—	0.8	0.8	—	0.8
Disposal related costs	2.0	2.0	—	12.2	12.2	—
Defined benefit pension credit	(1.3)	—	(1.3)	(1.6)	—	(1.6)
Restructuring charges	9.0	—	9.0	4.7	—	4.7
Gain on disposal of assets held-for-sale	—	—	—	(6.1)	—	(6.1)
Other costs	0.8	—	0.8	—	—	—
Share-based compensation charge	3.6	0.2	3.4	3.5	0.5	3.0
Income tax on adjusted items	0.4	0.7	(0.3)	(0.9)	(0.6)	(0.3)
Adjusted net income / (loss)	28.4	(1.8)	30.2	30.9	(1.8)	32.7
Less:
Legal cost recovery	—	—	—	(7.7)	—	(7.7)
Tax on legal cost recovery	—	—	—	1.8	—	1.8
Adjusted net income / (loss) excluding legal	$28.4	$(1.8)	$30.2	$25.0	$(1.8)	$26.8
Adjusted earnings / (loss) per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.48	$(0.17)	$0.65	$0.68	$(0.51)	$1.19
Impact of adjusted items	0.56	0.10	0.46	0.46	0.44	0.02
Adjusted diluted earnings / (loss) per ordinary share	$1.04	$(0.07)	$1.11	$1.14	$(0.07)	$1.21
Impact of legal cost recovery	—	—	—	(0.22)	—	(0.22)
Adjusted diluted earnings / (loss) per ordinary share excluding legal cost recovery	$1.04	$(0.07)	$1.11	$0.92	$(0.07)	$0.99
(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees.

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss)	$28.4	$(1.8)	$30.2	$30.9	$(1.8)	$32.7
Add back:
Income tax on adjusted items	(0.4)	(0.7)	0.3	0.9	0.6	0.3
Income tax expense	9.1	0.1	9.0	8.2	(1.3)	9.5
Net finance costs	3.1	(0.2)	3.3	5.2	(0.4)	5.6
Adjusted EBITA	40.2	(2.6)	42.8	45.2	(2.9)	48.1
Loss on disposal of property, plant and equipment	—	—	—	0.1	—	0.1
Depreciation	9.1	—	9.1	9.3	—	9.3
Adjusted EBITDA	49.3	(2.6)	51.9	54.6	(2.9)	57.5
Less:
Legal cost recovery	—	—	—	(7.7)	—	(7.7)
Adjusted EBITDA excluding legal	$49.3	$(2.6)	$51.9	$46.9	$(2.9)	$49.8

	Year-to-date
In millions except per share data	2025			2024
	Continuing operations	Graphic Arts	Adjusted Total	Continuing operations	Graphic Arts	Adjusted Total
Adjusted net income / (loss)	$28.4	$(1.8)	$30.2	$30.9	$(1.8)	$32.7
Add back:
Income tax on adjusted items	(0.4)	(0.7)	0.3	0.9	0.6	0.3
Provision / (credit) for income taxes	9.1	0.1	9.0	8.2	(1.3)	9.5
Adjusted income / (loss) before income taxes	37.1	(2.4)	39.5	40.0	(2.5)	42.5
Adjusted provision / (credit) for income taxes	8.7	(0.6)	9.3	9.1	(0.7)	9.8
Adjusted effective tax rate	23.5%	25.0%	23.5%	22.8%	28.0%	23.1%

	2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$11.7	$31.1	$(2.6)	$40.2
Depreciation	3.3	5.8	—	9.1
Segment adjusted EBITDA	$15.0	$36.9	$(2.6)	$49.3

	2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$14.6	$33.5	$(2.9)	$45.2
Depreciation	3.4	5.9	—	$9.3
Loss on disposal of property, plant and equipment	—	0.1	—	$0.1
Segment adjusted EBITDA	$18.0	$39.5	$(2.9)	$54.6

	2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Segment adjusted EBITA	$12.6	$20.8	$(6.5)	$26.9
Depreciation	4.1	5.8	2.0	11.9
Segment adjusted EBITDA	$16.7	$26.6	$(4.5)	$38.8

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments during the year (Gas Cylinders, Elektron and Graphic Arts). The Graphic Arts business was sold on July 2, 2025. These segments comprise various product offerings that serve multiple end-markets.
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
GAS CYLINDERS
The results of operations from the Gas Cylinders segment are for continuing operations only.
The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	Years ended December 31,			% / point change
In millions	2025	2024	2023	2025 v 2024	2024 v 2023
Net sales	$174.8	$186.3	$186.4	(6.2)%	(0.1)%
Adjusted EBITA	11.7	14.6	12.6	(19.9)%	15.9%
Adjusted EBITDA	15.0	18.0	16.7	(16.7)%	7.8%
Adjusted EBITA % of net sales	6.7%	7.8%	6.8%	(1.1)	1.0
Adjusted EBITDA % of net sales	8.6%	9.7%	9.0%	(1.1)	0.7

Net sales
The 6.2% decrease in Gas Cylinders sales in 2025 from 2024 was primarily the result of:
•Continued softness in demand of Alternative Fuels cylinders;
•Lower sales of medical and SCBA cylinders.
These decreases have been partially offset by:
•Gains in sales of aerospace cylinders, which serve commercial aircraft and space exploration programs.
Adjusted EBITA
The 1.1 percentage point decrease in adjusted EBITA for Gas Cylinders as a percentage of net sales in 2025 from 2024 is the result of adverse sales mix partially offset by price and a foreign exchange tailwind.
Adjusted EBITDA
The 1.1 percentage point decrease in adjusted EBITDA for Gas Cylinders as a percentage of net sales in 2025 from 2024 is the result of the decrease in adjusted EBITA as a percentage of net sales.

ELEKTRON
The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	Years ended December 31,			% / point change
In millions	2025	2024	2023	2025 v 2024	2024 v 2023
Net sales	$196.4	$176.0	$187.1	11.6%	(5.9)%
Adjusted EBITA	31.1	33.5	20.8	(7.2)%	61.1%
Adjusted EBITDA	36.9	39.5	26.6	(6.6)%	48.5%
Adjusted EBITA % of net sales	15.8%	19.0%	11.1%	(3.2)	7.9
Adjusted EBITDA % of net sales	18.8%	22.4%	14.2%	(3.6)	8.2
Net sales
The 11.6% increase in Elektron sales in 2025 from 2024 was primarily the result of:
•Significant increase in sales of Meals Ready to Eat ("MREs") and Unitized Group Rations "(UGR-E");
•Increase in sales of magnesium powders for both commercial and defense use;
•Continued recovery in sales of magnesium aerospace alloys; and
•Improved demand for oil and gas alloys.
These increases were partially offset by:
•Decrease in sales of zirconium powders for both commercial and defense use; and
•Lower sales of automotive catalysis materials.
Adjusted EBITA
The 3.2 percentage point decrease in adjusted EBITA for Elektron as a percentage of net sales in 2025 from 2024 is the result of adverse price and a foreign exchange headwind.
Adjusted EBITDA
The 3.6 percentage point decrease in adjusted EBITDA for Elektron as a percentage of net sales in 2025 from 2024 was predominantly the result of the decrease in adjusted EBITA as a percentage of net sales.

GRAPHIC ARTS
The net sales, adjusted EBITA and adjusted EBITDA for Graphic Arts were as follows:

	Years ended December 31,			% / point change
In millions	2025	2024	2023	2025 v 2024	2024 v 2023
Net sales	$13.4	$29.6	$31.5	(54.7)%	(6.0)%
Adjusted EBITA	(2.6)	(2.9)	(6.5)	(10.3)%	(55.4)%
Adjusted EBITDA	(2.6)	(2.9)	(4.5)	(10.3)%	(35.6)%
Adjusted EBITA % of net sales	(19.4)%	(9.8)%	(20.6)%	(9.6)	10.8
Adjusted EBITDA % of net sales	(19.4)%	(9.8)%	(14.3)%	(9.6)	4.5

On July 2, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. Graphic Arts was previously reported as a separate operating segment under ASC 280. Following the disposal, Graphic Arts will no longer be presented as a reportable segment. The Company recognized a net loss on held-for-sale asset group of $1.9 million in 2025.

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
We have been in compliance with the covenants under the Loan Notes and the RCF throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2025. In July 2025 we completed a refinance of our shelf facility, the terms of this remaining the same, with expiry now in July 2030 as opposed to October 2026.
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
Cash Flows from Continuing Operations
Operating activities
Cash provided by operating activities was $34.0 million and $51.1 million in 2025 and 2024 respectively, which includes approximately $2.3 million and $5.0 million of cash spent on restructuring activities in those years. Cash was primarily related to the net income from operating activities, net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit; gain on disposal of held for sale assets; loss on held-for-sale asset group and net changes to assets and liabilities. In 2025 and 2024 cash flow was positively impacted by the $1.9 million and $5.8 million, respectively, receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case.

Investing activities
Net cash used for investing activities was $4.9 million in 2025, compared to $3.4 million in 2024. The following investing activities impacted our cash flow:
Capital expenditures
Capital expenditures in 2025 was $7.8 million compared to $10.3 million in 2024, with an additional $0.4 million purchasing intangible assets in 2024. We anticipate capital expenditures for 2026 to be between $15 million and $20 million.
Proceeds from assets held for sale
In September 2024, the Company sold a previously held-for-sale building in the Elektron segment for $7.3 million. Consideration was paid in full in October 2024.
Proceeds from sale of businesses
On July 2, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC, with net proceeds of $2.9 million being received in 2025.
Financing activities
In 2025, net cash used in financing activities was $25.0 million, (2024: $44.0 million). During the year, the Company repaid $3.1 million of bank overdrafts (2024: $1.5 million repaid), made net repayments of $3.2 million on its borrowing facilities (2024: net repayments of $25.7 million) and incurred $0.9 million of costs related to the refinancing of its shelf facility (2024: nil).
Dividend payments totaled $13.9 million in 2025 (2024: $14.0 million), representing $0.52 per ordinary share in both periods
In addition, during 2025, the Company spent $3.1 million repurchasing 246,875 shares, (2024: $2.3 million repurchasing 200,000 shares) and paid $0.8 million in settling share based compensation awards (2024: $0.5 million).
Loan Note 2026
The Note Purchase Agreement contains customary covenants and events of default, in each case with customary and appropriate grace periods and thresholds. In addition, the Note Purchase Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio measures our EBITDA (as defined in the Note Purchase Agreement) to Net Finance Charges (as defined in the Note Purchase Agreement). We are required to maintain an interest coverage ratio of 4.0:1. The leverage ratio measures our Total Net Debt (as defined in the Note Purchase Agreement) to Adjusted Acquisition EBITDA (as defined in the Note Purchase Agreement). We are required to maintain a leverage ratio of no more than 3.0:1. We have been in compliance with the covenants under the Note Purchase Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2025. The Loan Note due 2026 and the Note Purchase Agreement are governed by the law of the State of New York.
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
Senior Facilities Agreement
Our Senior Facilities Agreement was refinanced in July 2025, for more information see Note 12.
Structure. At December 31, 2025 the Senior Facilities Agreement provided $125 million of committed debt facilities in the form of a multi-currency (GBP sterling, U.S. dollars or euros) RCF and an additional $25 million of uncommitted facilities through an accordion clause. The facilities mature in July 2030. As of December 31, 2025, we had drawn down $15.3 million under the Revolving Credit Facility (December 31, 2024: $17.2 million).

Availability. The facility is used for loans and overdrafts. Amounts unutilized under the RCF (or, if the case, under the revolving portion of the accordion) are allocated to ancillary facilities available under the Senior Facilities Agreement in connection with overdraft facilities, bilateral loan facilities and letter of credit facilities. As of December 31, 2025, we had drawn down $3.5 million under the ancillary facilities (December 31, 2024: $2.8 million). We may use amounts drawn under the RCF for our general corporate purposes and certain capital expenditures, as well as for the financing of permitted acquisitions and reorganizations. As of December 31, 2025, $109.7 million (net of $15.3 million drawn down) was available under the RCF. The last month in which we may draw funds from the RCF is June 2030.
The Company also had a separate (uncommitted) bonding facility for bank guarantees; denominated in GBP sterling totaling £0.5 million ($0.7 million) and £0.1 million ($0.2 million) was utilized at December 31, 2025.
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
As of December 31, 2025, we had drawn down $15.3 million under the RCF (December 31, 2024: $17.2 million). A commitment fee is levied each quarter against any unutilized element of the RCF, excluding overdraft or ancillary facilities.
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
We have been in compliance with the covenants under the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to December 31, 2025.
The Senior Facilities Agreement is governed by English law. For more information see ITEM 8, Note 12.
Dividends
We paid dividends in 2025 of $13.9 million (2024: $14.0 million), or $0.52 per share in both years
Any payment of dividends is also subject to the provisions of the U.K. Companies Act, according to which dividends may only be paid out of profits available for distribution determined by reference to financial statements prepared in accordance with the Companies Act and the International Accounting Standards Board, which differ in some respects from U.S. GAAP. In the event that dividends are paid in the future, holders of the ordinary shares will be entitled to receive payments in U.S. dollars in respect of dividends on the underlying ordinary shares in accordance with the deposit agreement. Furthermore, because we are a holding company, any dividend payments would depend on cash flows from our subsidiaries.
Authorized shares
Our authorized share capital consists of 40.0 million ordinary shares with a par value of £0.50 per share.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In millions	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual cash obligations
Loan Notes due 2026	$25.0	$25.0	$—	$—	$—
Revolving Credit Facility due July 2030	15.3	—	—	15.3	—
Obligations under operating leases	17.7	4.6	3.5	2.1	7.5
Capital commitments	2.2	2.2	—	—	—
Interest payments	4.6	1.5	1.7	1.4	—
Total contractual cash obligations	$64.8	$33.3	$5.2	$18.8	$7.5

2024 compared with 2023
For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2024, with the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 25, 2025. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025.
Off-balance sheet measures
At December 31, 2025, we had no off-balance sheet arrangements other than the three bonding facilities as described above.
COMMITMENTS AND CONTINGENCIES
Capital commitments
At December 31, 2025, the Company had capital expenditure commitments of $2.2 million (2024: $0.5 million and 2023: $2.3 million) for the purchase of new plant and equipment.
Committed banking facilities
At December 31, 2025 and December 31, 2024 the Company had committed banking facilities of $125.0 million with an additional $25.0 million of uncommitted facilities through an accordion provision. Of these committed facilities, $15.3 million was drawn at December 31, 2025 ($17.2 million December 31, 2024). The banking facilities expire in October 2026.
Contingencies
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $7.7 million in the twelve months of 2024, in relation to recovery of these costs previously incurred by the Company. $5.8 million cash was received in 2024 with a further $1.9 million received in 2025.
In January 2025, a final settlement was agreed upon related to the US Ecology case which was covered in full by the Company's insurance policy, with payment received in February 2025. As a result, the Company recorded a liability for the settlement in other current liabilities and recognized a gain contingency related to the insurance payout receivable in accounts and other receivables as at December 31, 2024, nil at December 31, 2025.
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
In July 2025, in accordance with the Luxfer Graphic Arts sale agreement, the Company has fully indemnified the purchaser for certain identified environmental matters relating to the Madison Illinois site, which we estimate will cost approximately $1.0 million to close out. A provision for these obligations has been recognized and is included within other current liabilities in the Consolidated Balance Sheet.

Additionally, we have provided indemnification for any unidentified environmental matters that may have occurred between 2003 (the year of the original acquisition by Luxfer) and July 2025, capped at $10.0 million and / or 5 years.

Also, in 2025, the Company recognized a provision in relation to dilapidation obligations associated with the former Superform U.K. site sold in 2021, for which the Group remains a guarantor under the relevant lease arrangements following disposal of the business. The obligation reflects management’s best estimate of the costs required to settle the remaining property reinstatement and exit obligations.

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (i) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (ii) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense. The latest triennial actuarial valuation of the Plan was carried out in March 31, 2024, the Plan had a surplus of £20.8 million (compared with a £12.2 million deficit at the previous valuation in April 2021).
Discount rate
The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. This yield produced a weighted-average discount rate for our U.K. plans of 5.50% in 2025, 5.40% in 2024 and 4.50% in 2023. The discount rate on our U.S. plans was n/a in 2025, 2024, and 2023. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2025.
To indicate the sensitivity of results to this assumption, a 0.1% per annum increase in the discount rate for our U.K. plans would reduce the value of the liabilities and therefore increase the pension surplus by approximately $2.7 million and result in the projected 2026 income statement credit being broadly unchanged.
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

To indicate the sensitivity of results to the CPI assumption, a 0.1% per annum decrease in all CPI-linked assumptions, (including pension increases) for our U.K. plan, would reduce the value of the liabilities and therefore increase the pension surplus at December 31, 2025 by approximately $1.3 million and increase the projected 2026 income statement credit by approximately $0.1 million.
Pension increases
The pension increase assumptions have been set with reference to the corresponding CPI inflation assumption and take account of the caps and floors applicable to the various components of pension indexation.
Life expectancy
The life expectancies of male and female members aged 65 on 31 December 2025 are assumed to be 20.2 and 22.8 years, respectively, with the life expectancies of male and female members aged 65 on 31 December 2045 assumed to be 21.4 and 24.2 years, respectively.
To indicate the sensitivity of results to the life expectancy assumption, a one year increase in assumed life expectancy on the U.K. plan could increase the value of the liabilities and therefore decrease the pension surplus at December 31, 2025 by approximately $6.7 million and decrease the projected 2026 income statement credit by approximately $0.7 million.

Expected rate of return
Our expected rate of return on plan assets for our U.K. plans was 5.30% in 2025, 5.80% in 2024 and 4.80% in 2023. The expected rate of return on our U.S. plans was n/a in 2025, 2024, and 2023. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecast economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
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

	December 31, 2025
Sales hedges	U.S. Dollars	Australian Dollars	Canadian Dollars
Contract totals/£m	29.4	1.2	0.3
Maturity dates	02/26	01/26 to 02/26	01/26
Exchange rates	$1.3098 to $1.3521	$2.0028 to $2.0297	$1.8371

Purchase hedges	Euros	Canadian dollars	Australian dollars
Contract totals/£m	0.8	15.6	2.2
Maturity dates	01/26	01/26 to 03/26	01/26 to 02/26
Exchange rates	€1.1445	$1.8454 to $1.8305	$2.0111 to $2.0111

	December 31, 2024
Sales hedges	U.S. Dollars	Canadian Dollars
Contract totals/£m	36.5	0.2
Maturity dates	01/25 to 03/25	01/25
Exchange rates	$1.2511 to $1.2999	$1.7969

Purchase hedges	U.S. Dollars	Euros	Canadian Dollars	Australian Dollars
Contract totals/£m	1.2	0.8	15.6	1.0
Maturity dates	01/25	02/25	01/25 to 03/25	01/25
Exchange rates	$1.2507	€1.2104	$1.7451 to $1.8137	$2.0073 to $2.0177

Commodity price risk
We are exposed to fluctuations in the prices of certain raw materials that are significant to our operations, including magnesium, zirconium-based inputs, certain rare earth metals, carbon fiber and primary aluminum. With the exception of primary aluminum, there are no deep, liquid financial markets available to hedge price risk for these materials, and we generally do not use derivative instruments to manage these exposures.
Prices for magnesium, zirconium-based inputs and carbon fiber have been volatile in recent years, reflecting supply-chain disruptions, energy costs, geopolitical factors and changes in global demand. Although we seek to mitigate short-term volatility through fixed-price or time-limited supply arrangements for a portion of our requirements, we remain exposed over time to sustained increases in input costs. Our ability to maintain margins therefore depends in part on our ability to pass through significant cost increases to customers, particularly for carbon fiber composite cylinders and zirconium and magnesium-based products. In certain periods, we have increased physical purchases of selected raw materials to manage availability or mitigate near-term price increases, which can increase working capital requirements and cash outflows and may result in higher utilization of our revolving credit facilities.

Primary aluminum is a globally traded commodity with active financial markets, and pricing for many of our aluminum purchases is linked to prevailing market prices. Our Gas Cylinders segment purchases various aluminum alloys, typically priced based on a market-linked base price together with alloy premiums and conversion costs. We are exposed to aluminum price risk to the extent that changes in aluminum prices, regional premiums or conversion costs are not fully or timely reflected in customer pricing. Adverse movements in these factors could negatively affect our results of operations and cash flows.
Interest rate risk
As of December 31, 2025, we had both fixed rate and variable rate debt outstanding on our consolidated balance sheet. As a result of this exposure, we have in the past hedged interest payable under our floating rate indebtedness based on a combination of forward rate agreements, interest rate caps and swaps. There were no fixed or variable rate interest hedge agreements in place as of December 31, 2025, and December 31, 2024.
Luxfer has exposure to variable interest rates when it draws down on its revolving credit facilities. As a result of this exposure, we may decide to hedge interest payable based on a combination of forward rate agreements, interest rate caps and swaps. We have also used fixed rate debt within our financing structure to mitigate volatility in interest rate movements as disclosed in Notes 12 and 13 in the Notes to the Consolidated Financial Statements.

Item 8.        Financial Statements and Supplementary Data

Luxfer Holdings PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Luxfer Holdings PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Luxfer Holdings PLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Pension Benefit Obligations

As described in Notes 1 and 15 to the consolidated financial statements, the Company had pension benefit obligations of $213.4 million as of December 31, 2025. As disclosed by management, the amounts recognized in the consolidated financial statements related to the pension benefit obligations are determined from actuarial valuations. Inherent in the valuation of pension benefit obligations are assumptions, including: (i) discount rates; (ii) inflation rates; (iii) pension increases; and (iv) life expectancy. Differences in actual experience or changes in these assumptions can have a material impact on the pension benefit obligations.

The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligations is a critical audit matter are: (i) the significant judgment made by management, including the use of management’s specialists, when determining the pension benefit obligations; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to discount rates, inflation rates, pension increases, and life expectancy; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 24, 2026

We have served as the Company’s auditor since 2015.

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

	Years Ended December 31,
In millions, except share and per-share data	2025	2024	2023
Net sales	$384.6	$391.9	$405.0
Cost of sales	(295.4)	(306.2)	(328.4)
Gross profit	89.2	85.7	76.6
Selling, general and administrative expenses	(49.1)	(48.1)	(48.7)
Research and development	(4.3)	(4.4)	(4.6)
Restructuring charges	(9.0)	(4.7)	(6.4)
Impairment charges	—	—	(12.7)
Disposal related costs	(2.0)	(12.2)	—
Other (costs) / income	(0.8)	7.7	—
Gain on disposal of assets held-for-sale	—	6.1	—
Operating income	24.0	30.1	4.2
Net interest expense	(3.1)	(5.2)	(6.3)
Defined benefit pension credit / (charge)	1.3	1.6	(7.6)
Income / (loss) before income taxes	22.2	26.5	(9.7)
(Provision) / credit for income taxes	(9.1)	(8.2)	7.1
Net income / (loss) from continuing operations	13.1	18.3	(2.6)
(Loss) / income from discontinued operations, net of tax	(5.4)	0.1	0.7
Net income / (loss)	$7.7	$18.4	$(1.9)

Earnings / (loss) per share(1)
Basic from continuing operations	$0.49	$0.68	$(0.10)
Basic from discontinued operations	(0.20)	—	0.03
Basic	$0.29	$0.69	$(0.07)
Diluted from continuing operations	$0.48	$0.68	$(0.10)
Diluted from discontinued operations	(0.20)	—	0.03
Diluted	$0.28	$0.68	$(0.07)

(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular year may not equal the earnings-per-share amount in total.

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In millions	2025	2024	2023
Net income / (loss)	$7.7	$18.4	$(1.9)

Other comprehensive income
Net change in foreign currency translation adjustment	12.6	(4.6)	7.3
Pension and post-retirement gains, net of $0.2, $2.2 and $7.5 of tax, respectively	0.5	6.4	14.2
Other comprehensive income net of tax	13.1	1.8	21.5

Total comprehensive income	$20.8	$20.2	$19.6

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per-share data	2025	2024
Current assets
Cash and cash equivalents	$8.3	$4.1
Restricted cash	2.4	2.2
Accounts and other receivables, net of allowances of $0.5 and $0.3, respectively	50.0	58.8
Prepayments and accrued income	5.4	4.6
Inventories	92.4	83.6
Current assets held-for-sale	5.5	22.5
Total current assets	164.0	175.8
Non-current assets
Property, plant and equipment, net	60.2	62.8
Right-of-use assets from operating leases	8.5	11.5
Goodwill	69.6	67.0
Intangibles, net	10.9	11.5
Deferred tax assets	1.2	4.1
Pensions and other retirement benefits	54.9	49.3
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$369.7	$382.4
Current liabilities
Current maturities of long-term debt and short-term borrowings	$25.0	$3.1
Accounts payable	24.6	29.6
Accrued liabilities	27.2	24.0
Taxes on income	2.6	5.6
Current liabilities held-for-sale	2.8	12.8
Other current liabilities	16.0	18.6
Total current liabilities	98.2	93.7
Non-current liabilities
Long-term debt	14.4	42.0
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	18.4	14.0
Other non-current liabilities	12.2	13.1
Total liabilities	$143.3	$162.9
Commitments and contingencies (Note 20)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2025 and 2024; issued 28,944,000 for 2025 and 2024; outstanding 26,640,434 and 26,742,074 for 2025 and 2024, respectively	$26.5	$26.5
Additional paid-in capital	228.7	226.1
Treasury shares	(27.6)	(24.9)
Company shares held by ESOP	(0.7)	(0.8)
Retained earnings	102.5	108.7
Accumulated other comprehensive loss	(103.0)	(116.1)
Total shareholders' equity	$226.4	$219.5
Total liabilities and shareholders' equity	$369.7	$382.4

See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In millions	2025	2024	2023
Operating activities
Net income / (loss)	$7.7	$18.4	$(1.9)
Net loss / (income) from discontinued operations	5.4	(0.1)	(0.7)
Net income / (loss) from continuing operations	13.1	18.3	(2.6)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation	9.1	9.3	11.9
Depreciation of right of use assets	2.9	3.3	3.3
Amortization of purchased intangible assets	0.8	0.8	0.8
Amortization of debt issuance costs	0.2	0.3	0.4
Share-based compensation charge	3.6	3.5	2.8
Deferred income taxes	6.2	1.1	(0.6)
Loss on disposal of property, plant and equipment	—	0.1	—
Asset impairment charges and non-cash restructuring charges	6.5	2.8	15.9
Gain on disposal of held for sale assets	—	(6.1)	—
Loss on held for sale asset group	1.9	9.8	—
Defined benefit pension (credit) / charge	(1.4)	(1.0)	7.9
Defined benefit pension contributions	—	—	(2.3)
Changes in assets and liabilities
Accounts and notes receivable	4.3	(4.3)	17.5
Inventories	(6.7)	(4.1)	16.6
Current assets held-for-sale	(1.0)	(4.7)	1.0
Other current assets	—	1.5	(1.5)
Prepayments and accrued income	(0.8)	1.1	(0.9)
Accounts payable	(5.7)	4.8	(19.0)
Accrued liabilities	2.5	4.6	(9.2)
Current liabilities held-for-sale	1.4	5.7	0.5
Other current liabilities	(0.3)	6.8	(4.3)
Other non-current assets and liabilities	(2.6)	(2.5)	(12.0)
Net cash provided by operating activities - continuing	34.0	51.1	26.2
Net cash provided by operating activities - discontinued	—	—	0.1
Net cash provided by operating activities	34.0	51.1	26.3
Investing activities
Capital expenditures	(7.8)	(10.3)	(9.4)
Purchase of intangible assets	—	(0.4)	—
Net proceeds from disposal of assets held for sale	—	7.3	—
Net proceeds from sale of businesses	2.9	—	—
Net cash used for investing activities - continuing	(4.9)	(3.4)	(9.4)
Net cash used for investing activities - discontinued	(0.2)	—	(0.1)
Net cash used for investing activities	(5.1)	(3.4)	(9.5)
Financing activities
(Repayment) / drawdown of bank overdraft	(3.1)	(1.5)	4.6
Gross drawdowns of borrowings greater than three months	36.7	—	—
Gross repayments of borrowings greater than three months	(26.7)	—	(25.0)
Net (repayments) / receipts of borrowings less than three months	(13.2)	(25.7)	10.2
Debt issuance costs	(0.9)	—	(0.2)
Dividends paid	(13.9)	(14.0)	(14.0)
Share-based compensation cash paid	(0.8)	(0.5)	(0.4)
Repurchase of ordinary shares	(3.1)	(2.3)	(2.7)
Net cash used for financing activities	(25.0)	(44.0)	(27.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	—	0.4
Net increase / (decrease)	4.4	3.7	(10.3)
Cash, cash equivalents and restricted cash; beginning of year	6.3	2.6	12.9
Cash, cash equivalents and restricted cash; end of year	$10.7	$6.3	$2.6
Supplemental cash flow information:
Interest payments	$3.4	$5.8	$6.1
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions,	Ordinary shares	Deferred shares	Additional paid-in capital	Treasury shares Number	Treasury shares Amount	Company shares held by ESOP Number	Company shares held by ESOP Amount	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
At January 1, 2023	$26.5	$—	$221.4	(1.3)	$(20.4)	(0.7)	$(1.0)	$120.2	$(139.4)	$207.3
Net loss for the year	—	—	—	—	—	—	—	(1.9)	—	(1.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	21.5	21.5
Dividends declared and paid	—	—	—	—	—	—	—	(14.0)	—	(14.0)
Share-based compensation	—	—	2.8	—	—	—	—	—	—	2.8
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.3)	—	0.2	—	—	—	—	(0.1)
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(0.4)	—	—	0.1	0.1	—	—	(0.3)
Repurchase of ordinary shares	—	—	—	(0.2)	(2.7)	—	—	—	—	(2.7)
At December 31, 2023	$26.5	$—	$223.5	(1.5)	$(22.9)	(0.6)	$(0.9)	$104.3	$(117.9)	$212.6
Net income for the year	—	—	—	—	—	—	—	18.4	—	18.4
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1.8	1.8
Dividends declared and paid	—	—	—	—	—	—	—	(14.0)	—	(14.0)
Share-based compensation	—	—	3.5	—	—	—	—	—	—	3.5
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.3)	—	0.3	—	—	—	—	—
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(0.6)	—	—	0.1	0.1	—	—	(0.5)
Repurchase of ordinary shares	—	—	—	(0.2)	(2.3)	—	—	—	—	(2.3)
At December 31, 2024	$26.5	$—	$226.1	(1.7)	$(24.9)	(0.5)	$(0.8)	$108.7	$(116.1)	$219.5
Net income for the year	—	—	—	—	—	—	—	7.7	—	7.7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	13.1	13.1
Dividends declared and paid	—	—	—	—	—	—	—	(13.9)	—	(13.9)
Share-based compensation charges	—	—	3.9	—	—	—	—	—	—	3.9
Utilization of treasury shares to satisfy share-based compensation	—	—	(0.6)	—	0.4	—	—	—	—	(0.2)
Utilization of shares from ESOP to satisfy share-based compensation	—	—	(0.7)	—	—	0.1	0.1	—	—	(0.6)
Repurchase of ordinary shares	—	—	—	(0.2)	(3.1)	—	—	—	—	(3.1)
At December 31, 2025	$26.5	$—	$228.7	(1.9)	$(27.6)	(0.4)	$(0.7)	$102.5	$(103.0)	$226.4
See accompanying notes to consolidated financial statements

LUXFER HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
Business description
Luxfer Holdings PLC is a global industrial company focused on niche applications in advanced materials engineering. We develop and manufacture high-performance materials, components, and high-pressure gas containment solutions for customers operating in defense, first response and healthcare, transportation, and specialty industrial markets. During 2025, Luxfer operated through three business segments: Elektron, Gas Cylinders, and Graphic Arts. On July 2, 2025, the Company completed the sale of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., and following the transaction, Luxfer now operates through two reportable business segments: Elektron and Gas Cylinders.
Principles of consolidation
The consolidated financial statements comprise the financial statements of Luxfer Holdings PLC and its subsidiaries (collectively "we," "our," "Luxfer" or "the Company") that we control. Investments in unconsolidated affiliates, where we have the ability to exercise significant influence over the operating and financial policies, are accounted for using the equity method. All inter-company balances and transactions, including unrealized profits arising from intra-company transactions, have been eliminated in full.
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
Discontinued operations and businesses held-for-sale
Certain amounts relating to businesses that have been, or are expected to be disposed of are recorded within assets or liabilities held-for-sale on the consolidated balance sheets, and within net loss / income from discontinued operations on the consolidated statements of income, when the criteria for discontinued operations are met.
Fiscal year
Our fiscal year ends on December 31.
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include our assessment of property, plant and equipment, right of use asset valuations and impairment, loss contingencies, estimated realizable value on excess and obsolete inventory, estimated selling proceeds and valuation assumptions for assets classified as held for sale, contingent liabilities, income taxes and pension benefits. Actual results could differ from our estimates.

1.    Summary of Significant Accounting Policies (continued)
Goodwill and other identifiable intangible assets
Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition-date fair value, and the amount of any non-controlling interest in the acquiree. The measurement of non-controlling interest is at fair value and is determined on a transaction-by-transaction basis. Acquisition-related costs are expensed as incurred.
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets, identifiable intangible assets acquired, and liabilities assumed.
Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performs its annual goodwill impairment test as of the last day of the third quarter. Goodwill impairment testing is performed by first conducting a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on the results of the qualitative assessment, the Company may determine that a quantitative impairment test is not required. The Company may also elect to bypass the qualitative assessment for one or more reporting units and perform a quantitative impairment test directly.
On the last day of the third quarter in 2025, management carried out the qualitative review on all reporting units with a goodwill balance. No indicators of impairment were identified in these reporting units, therefore the Company concluded its review at this point and was not required to perform a quantitative review.
Other intangible assets are measured initially at cost or, when acquired in a business combination, at fair value. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, as shown in the table below.

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

1.    Summary of Significant Accounting Policies (continued)
Property, plant and equipment, net
Property, plant and equipment are stated at cost less accumulated depreciation and any impairment in value. Depreciation is calculated on a straight-line basis over the estimated useful life of the particular asset. The depreciation expense during 2025, 2024 and 2023 was $9.1 million, $9.3 million and $11.9 million, respectively. The estimated useful lives are summarized as follows:

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
As part of the Company’s strategic review commenced in December 2023, management determined that the Graphic Arts business no longer aligned with the Company’s overall strategy and initiated a process to divest the business. As a result of this decision and its impact on the expected hold period of the assets, the Company recognized an impairment charge of $12.7 million in 2023, recorded within impairment charges in the consolidated statement of income. This charge related to right-of-use assets of $1.6 million and property, plant and equipment of $11.1 million within the Graphic Arts segment.
In 2024, the Company initiated a formal sale process for the Graphic Arts business with the intention of divesting the business. In accordance with Accounting Standards Codification (“ASC”) 205-20 and ASC 360-10, the Graphic Arts business was classified as held for sale at December 31, 2024; however, it did not meet the criteria to be classified as a discontinued operation. During 2024, the Company recognized a loss of $9.8 million on the held-for-sale asset group, recorded within disposal-related costs on the consolidated statement of income. This loss comprised $7.5 million relating to inventory, and $2.3 million relating to right-of-use assets, reflecting the remeasurement of the asset group to estimated fair value less costs to sell based on the expected consideration to be received.
In addition, the Company recognized asset impairments within restructuring charges of $6.5 million, $2.8 million and $3.2 million in 2025, 2024 and 2023, respectively. These impairments primarily related to the continued execution of restructuring initiatives aimed at reducing the Company’s fixed cost base and realigning its business operations.

1.    Summary of Significant Accounting Policies (continued)
Impairments (continued)
Within discontinued operations, the Company recognized an impairment charge of $2.6 million in 2022 relating to a right-of-use asset previously sublet to Neos International Limited, representing building leases retained on the sale of Superform U.K. In 2025, 2024 and 2023, the Company recognized disposal-related credits of $0.4 million, $0.4 million and $0.2 million, respectively, in relation to the previously impaired asset.
Also within discontinued operations in 2025, the Company recognized a loss of $2.8 million on a held-for-sale asset group relating to the Superform business. This loss was recorded to remeasure the carrying amount of the asset group to estimated fair value less costs to sell in accordance with ASC 360, reflecting revised expectations regarding the sale. The loss comprised $1.4 million relating to inventory, $1.2 million relating to right-of-use assets and $0.2 million relating to property, plant and equipment.
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
Restricted cash is recognized separately in the Consolidated Balance Sheets. Restricted cash balances were $2.4 million at December 31, 2025, and $2.2 million at December 31, 2024. The main amounts held in escrow were held in relation to the closure of Luxfer Gas Cylinders France.
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
During 2025, the average USD/GBP sterling exchange rate was £0.7565 compared to £0.7821 in 2024, representing a strengthening of GBP against the U.S. dollar. This movement had a positive impact of $4.3 million on revenue and $0.4 million on operating income. Based on 2025 revenue and operating income levels, a £0.05 adverse movement in the USD/GBP exchange rate (i.e., GBP weakening) would be expected to decrease revenue by approximately $6.8 million and operating income by approximately $0.6 million.
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
Additionally, within discontinued operations, in 2025, the Company recognized a provision in relation to dilapidation obligations associated with the former Superform U.K. site sold in 2021, for which the Group remains a guarantor under the relevant lease arrangements following disposal of the business. The obligation reflects management’s best estimate of the costs required to settle the remaining property reinstatement and exit obligations.
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
We are exposed to credit risk in the event of nonpayment by customers. However, we mitigate our exposure to credit risk by performing ongoing credit evaluations. No individual customer represented more than 10% of our revenue or accounts receivable. The concentration of credit risks from financial instruments related to the markets we serve is not expected to materially and adversely affect our consolidated financial position, cash flows or future results of operations.
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
New accounting standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires new and enhanced disclosures primarily related to income taxes paid, disaggregation by jurisdiction, and the effective tax rate reconciliation. The Company adopted ASU 2023-09 beginning with its annual reporting for the year ended December 31, 2025. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
Accounting standards which have been early adopted
None
Accounting standards issued but not yet effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide disaggregated disclosure of certain income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating its impact and will adopt this guidance in accordance with the required effective date, beginning with its annual reporting for the year ending December 31, 2027.
The Company has reviewed other recently issued accounting standards and does not expect any other standards that have been issued but are not yet effective to have a material impact on its consolidated financial statements.

2.    Revenue

Disaggregated revenue from continuing operations for the fiscal years ended December 31, 2025, 2024, and 2023, are included below and in Note 18, Segment Information.

	Years ended December 31,
	2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Specialty Industrial	$32.0	$55.2	$13.4	$100.6
Transportation	64.1	43.0	—	107.1
Defense, First Response & Healthcare	78.7	98.2	—	176.9
Total	$174.8	$196.4	$13.4	$384.6

	2024
	Gas Cylinders	Elektron	Graphic Arts	Total
Specialty Industrial	$30.3	$47.6	$29.6	$107.5
Transportation	67.6	44.9	—	112.5
Defense, First Response & Healthcare	88.4	83.5	—	171.9
Total	$186.3	$176.0	$29.6	$391.9

	2023
	Gas Cylinders	Elektron	Graphic Arts	Total
Specialty Industrial	$32.0	$54.9	$31.5	$118.4
Transportation	70.6	48.7	—	119.3
Defense, First Response & Healthcare	83.8	83.5	—	167.3
Total	$186.4	$187.1	$31.5	$405.0
The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities at December 31, 2025, 2024 and 2023 are included within current assets and liabilities held-for-sale.

3.     Disposal related costs

	Year-to-date
In millions	2025	2024	2023
Loss on held-for-sale asset group	$(1.9)	$(9.8)	$—
Disposal related costs	(0.1)	(2.4)	—
	$(2.0)	$(12.2)	$—
The $1.9 million loss on the held-for-sale asset group in 2025 relates to the disposal of the Company’s Graphic Arts business. A reconciliation of this loss is provided in Note 8 - Held-for-sale Assets and Liabilities.
Disposal related costs of $0.1 million in 2025, represent professional fees incurred prior to the completion of the disposal of the Graphic Arts business.
The $9.8 million loss on held-for-sale asset group in 2024 relates to the Graphic Arts' assets which have been revalued to the expected consideration the Company will receive.
Disposal-related costs of $2.4 million in 2024, represent professional fees incurred and accrued in relation to the planned divestiture of the Graphic Arts segment.

4.    Restructuring charges
During 2025, 2024 and 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring costs by reportable segment were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Severance and other costs
Gas Cylinders Segment	$(2.1)	$(1.7)	$(2.9)
Elektron Segment	(0.4)	(0.2)	(0.3)
	$(2.5)	$(1.9)	$(3.2)
Asset impairments
Gas Cylinders Segment	$(4.4)	$(2.8)	$(3.0)
Elektron Segment	(2.1)	—	(0.2)
	$(6.5)	$(2.8)	$(3.2)

Total restructuring charges	$(9.0)	$(4.7)	$(6.4)
Activity related to restructuring, recorded in other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2025	2024
Balance at January 1,	$0.2	$3.3
Costs incurred	2.5	1.9
Cash payments and other	(2.3)	(5.0)
Balance at December 31,	$0.4	$0.2

5.    Other (costs) / income
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed legal matter was covered by insurance. The Company recognized $7.7 million as other income in 2024 relating to costs previously incurred. Of this amount, $5.8 million was received in 2024, with the remaining $1.9 million received in 2025 and included in accounts and other receivables at December 31, 2024.
In 2025, other costs of $0.8 million relate to fees incurred in relation the Company’s strategic review.

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
Basic and diluted earnings / (loss) per share were calculated as follows:

	Years ended December 31,
In millions except share and per-share data	2025	2024	2023
Basic earnings / (loss):
Net income / (loss) from continuing operations	$13.1	$18.3	$(2.6)
Net (loss) / income from discontinued operations	(5.4)	0.1	0.7
Net income / (loss)	$7.7	$18.4	$(1.9)

Weighted average number of £0.50 ordinary shares:
For basic earnings / (loss) per share	26,727,422	26,804,873	26,897,556
Dilutive effect of potential common stock	517,685	279,028	123,403
For diluted earnings / (loss) per share	27,245,107	27,083,901	27,020,959

Earnings / (loss) per share using weighted average number of ordinary shares outstanding:(1)(2)
Basic earnings / (loss) from continuing operations	$0.49	$0.68	$(0.10)
Basic (loss) / earnings from discontinued operations	$(0.20)	$—	$0.03
Basic earnings / (loss) per ordinary share	$0.29	$0.69	$(0.07)

Diluted earnings / (loss) from continuing operations	$0.48	$0.68	$(0.10)
Diluted (loss) / earnings from discontinued operations	$(0.20)	$—	$0.03
Diluted earnings / (loss) per ordinary share	$0.28	$0.68	$(0.07)
(1) The calculation of earnings / (loss) per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular year may not equal the earnings-per-share amount in total.
(2) The loss per share for discontinued operations in 2025 and continuing operations in 2023 has not been diluted, since the incremental shares included in the weighted-average number of shares outstanding would have been anti-dilutive.

7.     Discontinued operations
Our Superform aluminum superplastic forming business, which operates from a site in the U.S. was historically included in the Gas Cylinders Segment. As a result of our decision to exit non-strategic aluminum product lines, we have reflected the results of its operations as discontinued operations in the Consolidated Statements of Income for all periods presented. We expect the Superform business to be sold within the next twelve months.
The assets and liabilities of the Superform business has been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at December 31, 2025, and December 31, 2024.

7.     Discontinued operations (continued)
Results of discontinued operations were as follows:

In millions	2025	2024	2023
Net sales	$9.3	$6.6	$8.2
Cost of goods sold	(7.2)	(5.2)	(6.4)
Gross profit	2.1	1.4	1.8
Selling, general and administrative expenses	(5.5)	(1.9)	(1.7)
Restructuring credit / (charge)	—	—	(0.2)
Disposal related credit	0.4	0.4	0.2
Loss on assets held-for-sale	(2.8)	—	—
(Loss) / income before income taxes	(5.8)	(0.1)	0.1
Credit for income taxes	0.4	0.2	0.6
Net (loss) / income	$(5.4)	$0.1	$0.7
In 2025 the Company recognized a $2.8 million loss on held-for-sale asset group relating to Superform assets. The loss reflects an adjustment to bring the carrying amount in line with its estimated fair value less costs to sell, in accordance with ASC 360, due to revised expectations regarding the sale. The fair value measurement was determined using a non-recurring fair value approach under ASC 820. As the asset group is not traded in an active market, the Company applied a market approach, estimating fair value based on recent transactions involving comparable businesses of a similar size and industry profile. This fair value measurement is classified as Level 3 within the fair value hierarchy.
Also in 2025, 2024 and 2023, the Company recognized a disposal-related credit of $0.4 million, $0.4 million and $0.2 million, respectively, in relation to a previously impaired asset from the previous dispositions which occurred in 2021.
Additionally, in 2025, the Company recognized a provision of $3.1 million in relation to dilapidation obligations associated with the former Superform U.K. site sold in 2021, for which the Group remains a guarantor under the relevant lease arrangements following disposal of the business. The obligation reflects management’s best estimate of the costs required to settle the remaining property reinstatement and exit obligations.
The expense has been recorded within discontinued operations in selling, general and administrative expenses, consistent with the nature of the underlying site and its association with the disposed business.
The expense has been recorded in the consolidated balance sheet within other current liabilities as a short-term provision, reflecting the Group’s ongoing legal obligation as guarantor and the expected timing of settlement.
The associated assets and liabilities relating to Superform U.S. that are classified as held-for-sale were as follows:

In millions	December 31, 2025	December 31, 2024
Accounts and other receivables	$2.1	$1.8
Prepayments and accrued income	0.5	0.4
Inventories	2.9	4.0
Current assets	5.5	6.2

Right-of-use assets	—	1.5
Total assets	$5.5	$7.7

Accounts payable	1.1	0.8
Accrued liabilities	0.4	0.4
Other current liabilities	1.3	2.4
Current liabilities	2.8	3.6

Total liabilities	$2.8	$3.6

7.     Discontinued operations (continued)
The depreciation and amortization, capital expenditures and significant operating non-cash items were as follows:

In millions	2025	2024	2023
Non-cash add-backs to cash flows from discontinued operating activities:
Depreciation	$—	$—	$0.1
Share-based compensation charge	0.3	—	—
Cash flows from discontinued investing activities:
Capital expenditures	$0.2	$—	$0.1

8.     Held-for-sale assets and liabilities
The total assets and liabilities classified as held-for-sale, including those that qualify as discontinued operations are as follows:

Held-for-sale assets	December 31,	December 31,
In millions	2025	2024
Accounts and other receivables	2.1	5.5
Prepayments and accrued income	0.5	1.6
Inventory	2.9	11.3
Current assets	5.5	18.4

Property, plant and equipment	—	0.3
Right-of-use-assets	—	3.8
Non-current assets	—	4.1

Total held-for-sale assets	$5.5	$22.5

Held-for-sale liabilities
Accounts payable	1.1	1.4
Accrued liabilities	0.4	3.3
Other liabilities	1.3	8.1
Held-for-sale liabilities	$2.8	$12.8
In 2024, the Company recognized a $6.1 million gain on disposal in relation to the sale of the land and buildings in our Elektron division. Net consideration of $7.3 million was received in the fourth quarter of 2024.

8.     Held-for-sale assets and liabilities (continued)
As a result of the Company’s strategic review process announced in October 2023, the Company concluded that its Graphic Arts business no longer aligned with the Company’s overall business and value proposition and as a result the assets and liabilities of the business were disclosed as held-for-sale. In 2024, the company recognized a $9.8 million loss on the held-for-sale asset group, recognized within disposal related costs, relating to our Graphic Arts segment to reflect its fair value. A total $2.4 million of costs ($1.7 million accrual), were also recognized within disposal related costs in the Consolidated Statements of Income / (Loss), for expected costs in relation to professional fees for the planned divestiture of the Graphic Arts segment.
On July 2, 2025, the Company completed the divesture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc., a newly created affiliate of TerraMar Capital LLC. Graphic Arts was previously reported as a separate operating segment under ASC 280. In 2025, the Company recognized a net loss on the held-for-sale asset group of $1.9 million. The consideration and loss on disposal was calculated as follows:

In millions	2025
Gross consideration	$7.3
Working capital adjustment	(2.3)
Transaction costs	(2.1)
Net proceeds	$2.9
Net assets disposed	(4.6)
Accrued transaction costs	(0.2)
Net loss on disposal	$(1.9)
The loss on disposal of $1.9 million has been recognized within disposal related costs in the Consolidated Statements of Income / (Loss). The working capital adjustment reflects cash received prior to the divestiture, resulting in a reduction of the consideration paid by Vulcan Metals Specialty Products, Inc.

The carrying amounts of the assets and liabilities of Graphic Arts at the date of disposal were as follows:

Assets	July 2,
In millions	2025
Inventory	$7.9
Prepayments and accrued income	0.9
Accounts and other receivables	3.8
Current assets	$12.6

Property, plant and equipment	$0.5
Right-of-use-assets	2.3
Non-current assets	$2.8

Total assets	$15.4

Liabilities
Accounts payable	$0.6
Accrued liabilities	4.7
Other current liabilities	5.5
Total liabilities	$10.8

Net assets disposed	$4.6
In accordance with ASC 205-20 and ASC 360-10, our Graphic Arts business was classified as held-for-sale at December 31, 2024, however the business did not meet the criteria to be classified as a discontinued operation.

9.     Goodwill and other identifiable intangible assets
Changes in goodwill during the years ended December 31, 2025 and 2024 were as follows:

In millions	Gas Cylinders	Elektron	Total
At January 1, 2024	$26.2	$41.3	$67.5
Exchange difference	(0.3)	(0.2)	(0.5)
At December 31, 2024	25.9	41.1	67.0
Exchange difference	1.6	1.0	2.6
Net balance at December 31, 2025	$27.5	$42.1	$69.6
Accumulated goodwill impairment losses in relation to continuing operations were $8.0 million as of December 31, 2025 and 2024.
Changes in the gross value of identifiable intangible assets during the year ended December 31, 2025, were as follows:

In millions	Customer relationships	Technology and trading related	Total
At January 1, 2024	$15.2	$7.8	$23.0
Additions	0.4	—	0.4
Exchange movements	—	(0.1)	(0.1)
At December 31, 2024	$15.6	$7.7	$23.3
Exchange movements	—	0.5	0.5
At December 31, 2025	$15.6	$8.2	$23.8
Identifiable intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$15.6	$(7.6)	$8.0	$15.6	$(7.0)	$8.6
Technology and trading related	8.2	(5.3)	2.9	7.7	(4.8)	2.9
Total identifiable intangibles	$23.8	$(12.9)	$10.9	$23.3	$(11.8)	$11.5

Identifiable intangible asset amortization expense in 2025, 2024 and 2023 was $0.8 million, $0.8 million and $0.8 million, respectively.
Intangible asset amortization expense over the next five years is expected to be approximately $0.8 million per year.
The weighted-average amortization period for the customer relationships is 13 years and for the technology and trading related assets is 11 years.

10.    Supplementary balance sheet information

In millions	2025	2024
Accounts and other receivables
Trade receivables, net	$44.6	$45.8
Related parties	0.2	0.1
Derivative financial instruments	0.3	—
Other receivables	4.9	12.9
Total accounts and other receivables	$50.0	$58.8

Inventories
Raw materials and supplies	$31.4	$29.9
Work-in-process	26.8	25.5
Finished goods	34.2	28.2
Total inventories	$92.4	$83.6

Property, plant and equipment, net
Land, buildings and leasehold improvements	$48.0	$49.2
Machinery and equipment	220.9	218.8
Construction in progress	15.4	12.7
Total property plant and equipment	284.3	280.7
Accumulated depreciation and impairment	(224.1)	(217.9)
Total property, plant and equipment, net	$60.2	$62.8

Current maturities of long-term debt and short-term borrowings
Bank and other loans	$25.0	$—
Bank overdraft	—	3.1
Total current maturities of long-term debt and short-term borrowings	$25.0	$3.1

Other current liabilities
Short term provision	$3.5	$9.1
Restructuring provision	0.4	0.2
Derivative financial instruments	—	0.9
Operating lease liability	4.2	4.0
Deferred consideration payable	1.8	1.6
Advance payments	6.1	2.8
Total other current liabilities	$16.0	$18.6

Other non-current liabilities
Contingent liabilities	$4.0	$2.3
Operating lease liability	8.0	10.7
Other non-current liabilities	0.2	0.1
Total other non-current liabilities	$12.2	$13.1
Impairment of Graphic Arts assets
In 2024, there was $7.5 million inventory, and $2.3 million right-of-use asset impairments recognized as a loss on held-for-sale asset group within disposal related costs on the Consolidated Statements of Income / (Loss).

11.    Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss consist of the following:

In millions	December 31, 2025	December 31, 2024
Cumulative translation adjustments	$(50.4)	$(63.0)
Pension plans actuarial loss, net of tax	(52.6)	(53.1)
Accumulated other comprehensive loss	$(103.0)	$(116.1)

12.    Debt

Debt outstanding was as follows:

In millions	December 31, 2025	December 31, 2024
4.94% Loan Notes due June 2026	25.0	25.0
Revolving credit facility	15.3	17.2
Bank overdraft	—	3.1
Unamortized debt issuance costs	(0.9)	(0.2)
Total debt	$39.4	$45.1
Less current portion	(25.0)	(3.1)
Non-current debt	$14.4	$42.0
In July 2025 we completed a refinance of our RCF, the terms of this remaining the same, with expiry now in July 2030 as opposed to October 2026.
At December 31, 2025, $125 million (December 31, 2024, $125 million) of committed debt facilities in the form of a multi-currency (GBP sterling, U.S. dollars or euros) RCF was available to the Company. In addition, $25 million of uncommitted facility capacity remains available through an accordion increase clause.
The RCF bears interest equal to an applicable margin, based upon the Company's leverage, plus either EURIBOR, in the case of amounts drawn in euros, SONIA (Sterling Overnight Index Average), in the case of amounts drawn in GBP sterling, or SOFR (Secured Overnight Financing Rate) in the case of amounts drawn in U.S. dollars. The weighted-average interest rate on the RCF was 6.40% and 7.50% in 2025 and 2024, respectively.
The maturity profile of the Company's debt, excluding unamortized issuance costs and discounts is, as follows:

In millions	2026	2030	Total
Loan Notes due June 2026	25.0	—	25.0
Revolving credit facility due July 2030	—	15.3	15.3
Total debt	$25.0	$15.3	$40.3
The bank overdraft is an uncommitted facility with no expiration date, this is reviewed annually and can be cancelled by either the bank or the Company on demand.

12.    Debt (continued)
Facilities
We have been in compliance with the covenants under the Note Purchase, Private Shelf Agreement and Senior Facilities Agreement throughout all of the quarterly measurement dates in 2025.
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
Derivative financial instruments                                        We are exposed to market risk during the normal course of business from changes in currency exchange rates, interest rates and commodity prices, such as magnesium and aluminum prices. We manage interest rate exposures through a combination of normal operating and financing activities and through the use of derivative financial instruments, such as foreign currency forward purchase contracts. We do not use market risk-sensitive instruments for trading or speculative purposes. In 2025, the Company had $0.3 million (2024: $nil) derivative financial instruments recorded within accounts and other receivables. The value of derivative financial instruments recorded in other current liabilities in 2025 was $nil (2024: $0.9 million).
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
At December 31, 2025 and 2024, the Company held various forward foreign currency exchange contracts in respect of forward sales for U.S. dollars and Canadian dollars for the receipt of GBP sterling. The Company also held forward foreign currency exchange contracts in respect of forward purchases for U.S. dollars, euros, Canadian dollars and Australian dollars by the sale of GBP sterling. The contract totals in GBP sterling, range of maturity dates and range of exchange rates are disclosed overleaf, with the value denominated in GBP sterling, given that it is the currency the all of the contracts are held in.

13.    Derivatives and Financial Instruments (continued)

	December 31, 2025
Sales hedges	U.S. Dollars	Australian Dollars	Canadian Dollars
Contract totals/£m	29.4	1.2	0.3
Maturity dates	02/26	01/26 to 02/26	01/26
Exchange rates	$1.3098 to $1.3521	$2.0028 to $2.0297	$1.8371

Purchase hedges	Euros	Canadian Dollars	Australian Dollars
Contract totals/£m	0.8	15.6	2.2
Maturity dates	01/26	01/26 to 03/26	01/26 to 02/26
Exchange rates	€1.1445	$1.8454 to $1.8305	$2.0111 to $2.0111

	December 31, 2024
Sales hedges	U.S. Dollars	Canadian Dollars
Contract totals/£m	36.5	0.2
Maturity dates	01/25 to 03/25	01/25
Exchange rates	$1.2511 to $1.2999	$1.7969

Purchase hedges	U.S. Dollars	Euros	Canadian Dollars	Australian Dollars
Contract totals/£m	1.2	0.8	15.6	1.0
Maturity dates	01/25	02/25	01/25 to 03/25	01/25
Exchange rates	$1.2507	€1.2104	$1.7451 to $1.8137	$2.0073 to $2.0177

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
Bank loans
At December 31, 2025, bank and other loans of $40.3 million (2024: $45.3 million) were outstanding. At December 31, 2025, bank and other loans are shown net of issue costs of $0.9 million (2024: $0.2 million), and these issue costs are to be amortized to the expected maturity of the facilities. This carrying value approximates to its fair value at December 31, 2025 and 2024 respectively. At December 31, 2025, $15.3 million (2024: $20.3 million) of the total $40.3 million (2024: $45.3 million) bank and other loans was variable interest rate debt and subject to floating interest rate risk, with the remainder being fixed rate debt.
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
Level 3: techniques which use inputs that have a significant effect on the recorded fair value that are not based on observable market data.
The fair values of the financial instruments of the Company at December 31, 2025 and 2024, were analyzed using the hierarchy as follows:

	December 31, 2025
In millions	Total	Level 1	Level 2	Level 3
Derivative financial assets:
Foreign currency contract assets	$0.3	$—	$0.3	$—
Interest bearing loans and borrowings:
Loan Notes due 2026	25.0	—	25.0	—
Revolving credit facility	$15.3	$—	$15.3	$—

	December 31, 2024
In millions	Total	Level 1	Level 2	Level 3
Derivative financial liabilities:
Foreign currency contract liabilities	$0.9	$—	$0.9	$—
Interest bearing loans and borrowings:
Loan Notes due 2026	25.0	—	25.0	—
Revolving credit facility	17.2	—	17.2	—
Bank overdraft	$3.1	$—	$3.1	$—
14.    Income Taxes
Income / (loss) before income taxes consisted of the following:

	Years ended December 31,
In millions	2025	2024	2023
Domestic - U.K.	$4.1	$10.7	$10.4
Foreign - U.S.	15.8	11.4	(23.5)
Foreign - Other(1)	2.3	4.4	3.4
Income / (loss) before income taxes	$22.2	$26.5	$(9.7)
(1) "Foreign - Other" reflects non U.S. and U.K. income before income taxes.

The provision for income taxes consisted of the following:

	Years ended December 31,
In millions	2025	2024	2023
Currently payable / (receivable)
Domestic	$2.3	$0.5	$0.5
Foreign - U.S. Federal	$1.0	$4.0	$(0.3)
Foreign - U.S. State	0.6	0.9	0.8
Foreign - Other(1)	—	0.9	(0.1)
Total current taxes	$3.9	$6.3	$0.9
Deferred
Domestic	$0.9	$1.9	$1.3
Foreign - U.S. Federal	$3.2	$(0.4)	$(9.2)
Foreign - U.S. State	0.2	0.3	(0.9)
Foreign - Other(1)	0.9	0.1	0.8
Total deferred taxes	$5.2	$1.9	$(8.0)
Total provision for income taxes	$9.1	$8.2	$(7.1)
(1) "Foreign - Other" reflects non U.S. and U.K. income taxes.
Differences between the financial reporting and the corresponding tax basis of assets and liabilities and the different income tax rates and laws applicable to the Company, among other factors, give rise to permanent differences between the statutory tax rate applicable in the U.K. and the effective tax rate presented in the Consolidated Income Statement, which in 2025, 2024 and 2023, were as follows:

	Years ended December 31,
In millions	2025	Percent(1)	2024	Percent(1)	2023	Percent(1)
Income / (loss) before income taxes	$22.2		$26.5		$(9.7)

Provision for income taxes at the U.K. statutory tax rate (2025: 25.0%%, 2024: 25.0%, 2023: 23.5%)	5.6		6.6		(2.3)
Foreign Tax Effects
United States:
Tax impact of defined benefit pension settlement	—	—%	—	—%	(4.9)	50.5%
Nontaxable or nondeductible items	1.2	5.4%	1.9	7.2%	0.4	(4.1)%
Other	0.2	0.9%	0.5	1.9%	0.6	(6.2)%
Other foreign jurisdictions	0.3	1.4%	(0.7)	(2.6)%	(0.1)	1.0%

Nontaxable or nondeductible items:
Difference of basis in accounting	1.8	8.1%	(0.5)	(1.9)%	—	—%
Other	0.5	2.3%	0.6	2.3%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	(0.1)	1.0%
Tax credits	(0.5)	(2.3)%	(0.2)	(0.8)%	(0.7)	7.2%
Total provision for income taxes	$9.1	41.0%	$8.2	30.9%	$(7.1)	73.2%
(1) Percent amounts represent the impact of each reconciling item on income / (loss) before income taxes.

14.    Income Taxes (continued)
Income taxes (received) / paid for the years in 2025, 2024 and 2023, were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Domestic
U.K.	$—	$—	$—
Foreign
U.S.	$6.0	$(1.2)	$3.3
Other	0.1	—	—
Total foreign	$6.1	$(1.2)	$3.3
Total paid / (received)	$6.1	$(1.2)	$3.3

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Beginning balance	$—	$1.1	$1.1
Reductions due to expiry of statute of limitations	—	(1.1)	—
Ending balance	$—	$—	$1.1

Non-current	$—	$—	$1.1

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
At December 31, 2025, 2024 and 2023, there was nil, nil, and $0.1 million of unrecognized tax benefits, respectively, that, if recognized, would affect the annual effective tax rate.
The Company recognizes interest accrued and penalties relating to unrecognized tax benefits in the income tax line. During the years ended December 31, 2025, 2024 and 2023, the Company recognized no amounts related to interest and penalties.
The following is a summary of the tax years open by major tax jurisdiction:

Jurisdiction	Years open
U.K.	2021 - 2025
U.S. Federal	2022 - 2025
U.S. State and local	2022 - 2025
France	2022 - 2025
China	2022 - 2025
Canada	2022 - 2025

14.    Income Taxes (continued)
Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of unremitted earnings at December 31, 2025 was approximately $99.4 million (at December 31, 2024: $108.6 million, at December 31, 2023: $92.6 million). If these earnings were remitted, it is estimated that the additional income tax arising would be approximately $1.5 million (at December 31, 2024: $1.2 million, at December 31, 2023: $1.3 million).
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31,
In millions	2025	2024
Deferred tax assets	$1.2	$4.1
Deferred tax liabilities	(18.4)	(14.0)
Net deferred tax liabilities	$(17.2)	$(9.9)
The tax effects of the major items recorded in deferred tax assets and liabilities were as follows:

	December 31,
In millions	2025	2024
Deferred tax assets
Accrued liabilities	0.5	1.3
Tax loss and credit carry forwards	19.8	18.2
Employee compensation benefits	2.3	2.3
Operating leases	1.7	3.2
Property, plant and equipment	—	2.0
Excess interest capacity carry forward	1.9	1.9
Other	—	0.6
Total deferred tax assets	26.2	29.5
Valuation allowances	(20.1)	(17.4)
Deferred tax assets, net of valuation allowances	$6.1	$12.1
Deferred tax liabilities
Property, plant and equipment	$3.0	$2.2
Pension benefits	13.7	12.2
Goodwill and other intangibles	5.2	4.8
Operating leases	1.4	2.8
Total deferred tax liabilities	$23.3	$22.0
Net deferred tax liabilities	$(17.2)	$(9.9)
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

Reconciliations of the beginning and ending valuation allowances were as follows:

	Years ended December 31,
In millions	2025	2024
Beginning balance	$17.4	$17.0
Foreign exchange movements	2.1	(0.8)
Additions / (deductions)	0.6	1.2
Closing balance	$20.1	$17.4
At December 31, 2025, the Company had carried forward tax losses and tax credits of $77.0 million (U.K.: $16.4 million, non-U.K.: $60.6 million). Carried forward tax losses and tax credits for 2024 were $74.5 million (U.K.: $15.4 million, non-U.K.: $59.1 million) and for 2023 were $75.8 million (U.K.: $16.5 million, non-U.K.: $59.3 million). To the extent that these losses are not already recognized as deferred income taxes assets and are available to offset against future taxable profits, it is expected that the future effective tax rate would be below the standard rate in the country where the profits are offset. A valuation allowance of $20.1 million (2024: $17.4 million, 2023: $17.0 million) exists for deferred tax benefits related to the tax loss and tax credit carry forwards and other benefits that may not be realized. The apportionment of the valuation allowance between the U.K. and non-U.K. jurisdictions is U.K.: $4.1 million, non-U.K.: $16.0 million (2024: U.K.: $3.8 million, non-U.K.: $13.6 million; 2023: U.K.: $3.9 million, non-U.K.: $13.1 million). The non-U.K. valuation allowances relates to tax losses in France and Germany.
Of the carried forward tax losses and tax credits as at December 31, 2025, $3.1 million expire between 2026 and 2036, and $73.9 million are available for indefinite carry-forward.

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
The Company’s principal defined benefit pension arrangement is the U.K. Luxfer Group Pension Plan (“the Plan”), which closed to new members in 1998, with new employees thereafter eligible for a defined contribution plan. In April 2016, the Plan was closed to future benefit accrual, with affected members offered participation in a defined contribution plan. In January 2026, subsequent to the 2025 year-end, the Plan’s Trustee entered into a full buy-in contract with a U.K. insurer, designed to substantially match the Plan’s benefit obligations; the impact of this transaction is not included in the Company’s 2025 financial statements. The Company completed a buyout of the U.S. BA Holdings, Inc. Pension Plan in the first quarter of 2023. The Company’s other pension arrangements are not significant.
The following tables present reconciliations of pension benefit obligations, fair value of plan assets and the funded status of pension plans as of and for the years ended December 31, 2025 and 2024:

	2025	2025	2025	2024	2024	2024
In millions	U.K.	Other	Total	U.K.	Other	Total
Change in benefit obligations
Benefit obligation at January 1	$205.0	$0.1	$205.1	$233.9	$0.1	$234.0
Interest cost	11.2	—	11.2	10.2	—	10.2
Actuarial gains	(2.8)	—	(2.8)	(20.8)	—	(20.8)
Exchange difference	15.0	—	15.0	(3.0)	—	(3.0)
Benefits paid	(15.1)	—	(15.1)	(15.3)	—	(15.3)
Benefit obligation at December 31	$213.3	$0.1	$213.4	$205.0	$0.1	$205.1
Change in plan assets
Fair value of plan assets at January 1	$254.3	$—	$254.3	$274.2	$—	$274.2
Actual return / (loss) on assets	10.4	—	10.4	(1.0)	—	(1.0)
Exchange difference	18.6	—	18.6	(3.6)	—	(3.6)
Benefits paid	(15.1)	—	(15.1)	(15.3)	—	(15.3)
Fair value of plan assets at December 31	$268.2	$—	$268.2	$254.3	$—	$254.3
Funded status
Net benefit surplus / (obligation)	$54.9	$(0.1)	$54.8	$49.3	$(0.1)	$49.2

The net benefit surplus of $54.9 million (2024: $49.3 million) in the U.K. plan is recorded in non-current assets at December 31, 2025 and December 31, 2024, the net benefit obligation of $0.1 million (2024: $0.1 million) in the U.S. / other is recorded in non-current liabilities at December 31, 2025 and December 31, 2024.
As the Plan had a surplus of $54.9 million as at December 31, 2025, no deficit contributions are payable and no Recovery Plan is required, as agreed by the Trustee until the next triennial valuation.

15.     Pension Plans (continued)
The amounts recognized in the Consolidated Statements of Income in respect of the pension plans were as follows:

	2025	2025	2025	2024	2024	2024	2023	2023	2023
In millions	U.K.	Other	Total	U.K.	Other	Total	U.K.	Other	Total
In respect of defined benefit plans:
Interest cost	11.2	—	11.2	10.2	—	10.2	11.0	0.2	11.2
Expected return on assets	(13.4)	—	(13.4)	(12.1)	—	(12.1)	(13.8)	0.2	(13.6)
Settlement loss	—	—	—	—	—	—	—	8.9	8.9
Amortization of net actuarial loss	1.2	—	1.2	1.3	—	1.3	1.7	0.1	1.8
Amortization of prior service credit	(0.4)	—	(0.4)	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Total (credit) / expense for defined benefit plans	$(1.4)	$—	$(1.4)	$(1.0)	$—	$(1.0)	$(1.5)	$9.4	$7.9
In respect of defined contribution plans:
Total charge for defined contribution plans	$2.1	$1.9	$4.0	$2.1	$1.7	$3.8	$2.1	$1.6	$3.7
Total charge for benefit plans	$0.7	$1.9	$2.6	$1.1	$1.7	$2.8	$0.6	$11.0	$11.6

In addition, during 2025, the Company incurred $0.1 million of costs in connection with the pension buy-in, which was contractually agreed after year end and is disclosed as a subsequent event in Note 22.
The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended December 31:

In millions	2025	2024	2023
Net actuarial (loss) / gain	$(0.1)	$7.7	$11.4
Amortization of actuarial loss	1.2	1.3	1.8
Actuarial loss recognized due to settlement event	—	—	8.9
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Total recognized in other comprehensive income	0.7	8.6	21.7
Total recognized in net periodic benefit cost and other comprehensive income	$2.1	$9.6	$13.8

The estimated net loss for defined benefit plans included in AOCI that will be recognized in net periodic benefit cost during 2026 is $0.7 million, consisting of amortization of net actuarial loss of $1.1 million, partially offset by amortization of prior service credit of $0.4 million.
The following table shows the amounts included in AOCI that have not yet been recognized as components of net periodic benefit cost for the years ended December 31:

In millions	2025	2024
Gross actuarial loss	$(78.0)	$(79.1)
Gross prior service credit	9.8	10.2
Total included in AOCI not yet recognized in the statement of income	$(68.2)	$(68.9)

15.     Pension Plans (continued)
In September 2019, the U.K. Statistics Authority announced plans to reform the Retail Prices Index (“RPI”). These plans were confirmed on November 25, 2020, when the U.K. government and the U.K. Statistics Authority announced that RPI would be aligned with the Consumer Prices Index including owner occupiers’ housing costs (“CPIH”) from 2030, with no compensation payable to holders of index-linked gilts. As CPIH inflation has historically been consistently lower than RPI inflation, this reform is expected to result in a significant reduction in RPI inflation from 2030 onwards. Accordingly, the Company has applied a stepped inflation assumption, using different inflation rates before and after 2030.
The financial assumptions used in the calculations were:

	Projected Unit Credit Valuation
	U.K.
	2025	2024	2023
	%	%	%
Discount rate	5.50	5.40	4.50
Expected return on assets	5.30	5.80	4.80
Pre-2030
Retail Price Inflation	2.80	3.20	3.10
Consumer Price Inflation	1.80	2.20	2.00
Pension increases
Pre 6 April 1997	1.70	1.90	1.80
1997 - 2005	1.90	2.20	2.10
Post 5 April 2005	1.50	1.70	1.60
Post-2030
Retail Price Inflation	2.80	3.20	3.10
Consumer Price Inflation	2.60	3.00	3.00
Pension increases
Pre 6 April 1997	2.10	2.30	2.30
1997 - 2005	2.60	2.90	2.90
Post 5 April 2005	1.90	2.00	2.00
The discount rate for the U.K. Plan is determined using a cash-flow matched methodology, with reference to an AA-rated corporate bond spot curve and taking into account the duration of the Plan’s liabilities. The inflation assumption is derived using a consistent cash-flow matched approach, based on the differential between yields on fixed-interest and index-linked U.K. government gilts. The expected return on assets is determined with reference to the Plan’s asset allocation and the expected return for each asset class as of the balance sheet date.

	2025	2024
Other principal actuarial assumptions:	Years	Years
Life expectancy of male / female in the U.K. aged 65 at accounting date	20.2 / 22.8	20.1 / 22.7
Life expectancy of male / female in the U.K. aged 65 at 20 years after accounting date	21.4 / 24.2	21.3 / 24.1
Investment strategies
For the principal defined benefit plan in the Company, the U.K. Luxfer Group Pension Plan (the “Plan”), the Plan’s assets are invested primarily in matching assets. As of December 31, 2025, the Plan’s assets comprised index-linked U.K. government bonds and cash, reflecting the Trustee's de-risking actions undertaken during the year. Subsequent to year end, in January 2026, the Trustee completed a full buy-in transaction with a U.K. insurer, substantially matching the Plan’s benefit obligations.

15.     Pension Plans (continued)
Risk exposures
The U.K. Plan’s investment strategy has been de-risked, with assets largely invested in matching assets designed to closely align with the Plan’s liabilities. As a result, the Plan’s exposure to asset price volatility and funding risk has been significantly reduced. The principal remaining risks relate to residual differences between asset and liability movements and, prior to the buy-in becoming fully effective, the risk that changes in economic assumptions could adversely affect the funding position. Any such deterioration could increase the Company’s future cash contribution requirements.
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
On January 8, 2026, subsequent to the 2025 year-end, the Trustee of the Luxfer Group Pension Plan (“LGPP”) entered into a full buy-in contract with a U.K. insurer, Aviva. The buy-in is designed to substantially match the Plan’s benefit obligations with corresponding cash flow payments from the insurer, with effect from March 2026 payroll, in exchange for an agreed premium. As this transaction occurred after the balance sheet date, the measurement of the Plan’s assets or liabilities as of December 31, 2025 did not account for this event.

There were no disposals, acquisitions, benefit changes, bulk transfers, redundancy programs, or other events during the year that required adjustment to the actuarial assumptions or calculations. The actuarial valuations have been prepared on the basis that the Plan remains ongoing and that the participating employers are going concerns.
The fair value of plan assets were:

	2025	2024
In millions	Total	Total
Assets in active markets:
Equities and growth funds	$—	$70.1
Government bonds	209.2	76.6
Corporate bonds	—	105.3
Cash	59.0	2.3
Total fair value of plan assets	$268.2	$254.3
We have taken the bid value of invested assets as at December 31, 2025 as supplied by Legal & General ('L&G'), the LGPP’s investment managers. As the L&G funds are weekly priced we have taken the price on the first dealing day of the New Year.
All investments, apart from cash, were classified as Level 2 in the fair value hierarchy as of December 31, 2025 and 2024. Cash is classified as Level 1 in the fair value hierarchy as of December 31, 2025 and 2024.
The following benefit payments are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.K. pension plans
2026	$15.8
2027	16.2
2028	16.2
2029	16.2
2030	16.3
Thereafter	78.8
The estimated amount of employer deficit recovery contributions expected to be paid to the defined benefit pension plans for the year ending December 31, 2026, is nil (2025: nil actual employer contributions).

15.     Pension Plans (continued)
Virgin Media Ltd v. NTL Pension Trustees II Ltd
In June 2023, the U.K. High Court ruled that certain historical amendments to contracted-out defined benefit pension schemes made between April 6, 1997 and April 5, 2016 are invalid where the required written actuarial confirmation under section 37 of the Pension Schemes Act 1993 was not obtained. This ruling was upheld by the Court of Appeal on July 25, 2024.
Under the rules of the U.K. Luxfer Group Pension Plan (“LGPP”), the Plan was contracted-out prior to April 6, 1997 on a Guaranteed Minimum Pension (“GMP”) basis, from April 6, 1997 to April 5, 2012 on a Protected Rights basis, and from April 6, 2012 on a Reference Scheme Test basis. The Company has reviewed the population of LGPP members who were in active service during the relevant periods and, based on this assessment, considers the risk of a material impact arising from the court rulings to be low.
Based on the Company’s assessment, no additional benefits or liabilities have been assumed to arise as a result of the 2023 and 2024 Virgin Media judgments. In September 2025, the U.K. government published proposed legislation that would permit the required actuarial confirmations to be obtained retrospectively. While this represents a positive development, the legislation has not yet been enacted and legal uncertainty remains.
The Plan Trustee are undertaking data cleansing activities and continuing to assess the potential implications of the rulings. Given the low population potentially affected, the ongoing nature of the review, and the current legislative uncertainty, it is not possible at this stage to reliably estimate any potential financial impact. Accordingly, no adjustment to the Plan’s liabilities has been recognized as of December 31, 2025.
16.    Shareholders' Equity
(a)Ordinary share capital

	December 31, 2025	December 31, 2024	December 31, 2025		December 31, 2024
	No.	No.	Millions		Millions
Authorized:
Ordinary shares of £0.50 each	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
	40,000,000	40,000,000	$35.7	(1)	$35.7	(1)
Allotted, called up and fully paid:
Ordinary shares of £0.50 each	28,944,000	28,944,000	$26.5	(1)	$26.5	(1)
	28,944,000	28,944,000	$26.5	(1)	$26.5	(1)
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
At December 31, 2025, there were 26,640,434 (2024: 26,742,074) ordinary shares of Luxfer Holdings PLC listed on the New York Stock Exchange (NYSE).

16.    Shareholders' Equity (continued)
(b) Treasury Shares

In millions
At January 1, 2024	$(22.9)
Purchase of treasury shares	(2.3)
Utilization of treasury shares	0.3
At December 31, 2024	(24.9)
Purchase of treasury shares	(3.1)
Utilization of treasury shares	0.4
At December 31, 2025	$(27.6)
In 2025, the Company purchased 246,875 ordinary shares for a total cost of $3.1 million. 27,107 of these shares were utilized at $0.4 million, with the remaining 219,768 retained within Treasury shares.
In 2024, the Company purchased 200,000 ordinary shares for a total cost of $2.3 million. 16,248 of these shares were utilized at $0.3 million, with the remaining 183,752 retained within Treasury shares.
At December 31, 2025, there were 1,877,091 (2024: 1,657,323) treasury shares held at a cost of $27.6 million (2024: $24.9 million).
(c) Company shares held by ESOP

In millions
At January 1, 2024	$(0.9)
Utilization of ESOP shares	0.1
At December 31, 2024	(0.8)
Utilization of ESOP shares	0.1
At December 31, 2025	$(0.7)
At December 31, 2025, there were 426,475 ordinary shares at £0.50 each (2024: 544,603 ordinary shares of £0.50 each) held by The Luxfer Group Employee Share Ownership Plan (the "ESOP").
(d) Dividends paid and proposed

In millions	2025	2024	2023
Dividends declared and paid during the year:
Interim dividend paid February 1, 2023 ($0.125 per ordinary share)	$—	$—	$3.5
Interim dividend paid May 3, 2023 ($0.130 per ordinary share)	—	—	3.5
Interim dividend paid August 2, 2023 ($0.130 per ordinary share)	—	—	3.5
Interim dividend paid November 1, 2023 ($0.130 per ordinary share)	—	—	3.5
Interim dividend paid February 7, 2024 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid May 8, 2024 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid August 7, 2024 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid November 6, 2024 ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid February 5, 2025 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid May 7, 2025 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid August 6, 2025 ($0.130 per ordinary share)	3.5	—	—
Interim dividend paid November 5, 2025 ($0.130 per ordinary share)	3.4	—	—
	$13.9	$14.0	$14.0

In millions	2025	2024	2023
Dividends declared and paid after December 31 (not recognized as a liability at December 31):
Interim dividend paid February 7, 2024: ($0.130 per ordinary share)	$—	$—	$3.5
Interim dividend paid February 5, 2025: ($0.130 per ordinary share)	—	3.5	—
Interim dividend paid February 4, 2026: ($0.130 per ordinary share)	3.5	—	—
	$3.5	$3.5	$3.5

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
Changes in the year
The change in the number of shares held by the Trustees of the ESOP and the number of share options held over those shares are shown below:

Number of shares held by ESOP Trustees
£0.50 ordinary shares
At January 1, 2025	544,603
Shares utilized during the year	(118,128)
At December 31, 2025	426,475
At December 31, 2025, the loan outstanding from the ESOP was $0.3 million (2024: $0.4 million).
The market value of each £0.50 ordinary share held by the ESOP at December 31, 2025, was $13.53 (2024: $13.09).
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

17.    Share Plans (continued)
(b) Share-based compensation (continued)
Share option and restricted stock awards
In March 2025, a combined 138,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over a period of four years and expiring two years later. Also in March 2025, a maximum 199,000 awards were granted based on the achievement of shareholder return targets. In June 2025, a combined 46,000 Restricted Stock Units over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later
In March 2024, a combined 155,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over a period of four years and expiring two years later. Also in March 2024, a maximum 392,000 awards were granted based on the achievement of shareholder return targets. In June 2024, a combined 47,000 Restricted Stock Units over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later
In March 2023, a combined 127,000 of Restricted Stock Units and Options over ordinary shares were granted under the LTIP, which were all time-based awards vesting over a period of four years and expiring two years later. Also in March 2023, a maximum 157,000 awards were granted based on the achievement of shareholder return targets. In June 2023, a combined 31,000 Restricted Stock Units and Options over ordinary shares were granted under the Director EIP, which were all time-based awards that would fully vest one year later.
Share-based compensation expense for continuing operations for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years ended December 31,
In millions	2025	2024	2023
Total share-based compensation charges	$3.6	$3.5	$2.8
Share-based compensation expense related to discontinued operations was $0.3 million, $nil and $nil for the years ended December 31, 2025, 2024 and 2023, respectively.
There were no cancellations or modifications to the awards in 2025, 2024 or 2023.
The actual tax benefit realized for the tax deductions from option exercises totaled $0.5 million, $0.3 million and $0.4 million in 2025, 2024 and 2023, respectively.
The following tables illustrates the number of, and movements in, share options during the year, with each option relating to one ordinary share:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($M)
At January 1, 2025	1,125,192	$1.00	2.1	$14.7
Granted during the year	382,578	$0.88
Exercised during the year	(196,234)	$0.75
Accrued dividend awards	15,272	$0.87
Lapsed during the year	(125,892)	$1.00
At December 31, 2025	1,200,916	$0.96	1.7	$16.3
Options exercisable at December 31, 2025	28,544	$1.00	2.4	$0.4
Options expected to vest as of December 31, 2025	802,657	$0.94	1.8	$10.9

The weighted average fair value of options granted in 2025, 2024 and 2023 was estimated to be $8.93, $7.13 and $14.73 per share, respectively. The total intrinsic value of options that were exercised during 2025, 2024 and 2023 was $2.2 million, $1.4 million and $1.7 million, respectively. At December 31, 2025, the total unrecognized compensation cost related to share options was $2.5 million (2024: $3.2 million). This cost is expected to be recognized over a weighted average period of 2.1 years (2024: 1.8 years ).

17.    Share Plans (continued)
(b) Share-based compensation (continued)
The following table illustrates the assumptions used in deriving the fair value of share options during the year:

	2025	2024	2023
Dividend yield (%)	4.40 - 5.52	4.40 - 6.03	3.15 3.32
Expected volatility range (%)	38.31 - 41.86	36.40 - 45.79	31.54 - 43.49
Risk-free interest rate (%)	4.03 - 4.11	3.87 - 5.08	3.67 - 5.16
Expected life of share options range (years)	1.00 - 4.00	1.00 - 4.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00	5.00
Weighted average exercise price ($)	$0.75	$1.00	$1.00
Models used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo
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

18.    Segment Information
We classify our operations into business segments based primarily on shared economic characteristics, including the nature of the products and services; the production processes; the type or class of customer; the methods used to distribute products or provide services; and the nature of the regulatory environment.

During 2025, the Company operated five business units, which aggregated into three reportable segments within continuing operations, and one within discontinued operations. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment.

As of December 31, 2023, it was determined that the Luxfer Graphic Arts business no longer met the criteria, specifically similar economic characteristics, for it to be aggregated within the Elektron segment. As a result, Luxfer Graphic Arts was disaggregated from the Elektron segment and reported separately as the Graphic Arts segment. The Graphic Arts business was classified as held for sale as of December 31, 2024 and was sold on July 2, 2025.

The Superform business unit previously aggregated into the Gas Cylinders segment and is presented within discontinued operations.

A summary of the operations of the Company’s reportable segments within continuing operations is provided below.

Gas Cylinders segment
The Gas Cylinders segment manufactures and markets specialized cylinders using carbon composite materials and aluminum alloys. Products include pressurized cylinders for self-contained breathing apparatus (“SCBA”) used by firefighters and other emergency responders; cylinders for the containment of oxygen and other medical gases used in healthcare and aviation applications; aerospace and aviation cylinders used in aircraft safety systems, including emergency slide inflation and onboard oxygen storage; cylinders and systems for alternative fuel vehicles, including compressed natural gas (“CNG”) and hydrogen; space-related cylinders used in launch vehicle applications; and cylinders used in specialty industrial applications.
Elektron segment                                                The Elektron segment focuses on specialty materials based primarily on magnesium and zirconium. Key product lines include advanced lightweight magnesium alloys used across aerospace, defense, transportation, and industrial applications; magnesium powders used in aircraft countermeasure flares and heater meal applications; and high-performance zirconium-based materials and oxides used in automotive emissions control, industrial catalysis, pharmaceuticals, and other specialty applications.
Graphic Arts segment
The Graphic Arts segment provided a range of pre-sensitized magnesium, copper, and zinc plates, along with associated chemicals, used in the production of foil-stamping and embossing dies. The segment also manufactured non-sensitized polished brass and magnesium plates for computer numerical control (“CNC”) engraving and offered advisory services for turnkey engraving operations, including etching machines, computer-to-plate (“CtP”) machines, exposure units, and film setters. The Company completed the sale of the Graphic Arts business on July 2, 2025.
Other
Other primarily represents unallocated corporate expenses and includes non-service-related defined benefit pension cost or credit.
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

Financial information by reportable segment for the years ended December 31 is included in the following summary:

	2025
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$174.8	$196.4	$13.4	$384.6
Manufacturing fixed costs	(29.4)	(32.5)	(4.0)	(65.9)
Other cost of sales(1)	(117.2)	(104.9)	(7.4)	(229.5)
Other segment items(2)	(16.5)	(27.9)	(4.6)	(49.0)
Segment adjusted EBITA	$11.7	$31.1	$(2.6)	40.2
Amortization				(0.8)
Share-based compensation charges				(3.6)
Restructuring charges				(9.0)
Other costs				(0.8)
Disposal related costs				(2.0)
Defined benefit pension credit				1.3
Interest expense, net				(3.1)
Income before tax from continuing operations				$22.2

	2024
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$186.3	$176.0	$29.6	$391.9
Manufacturing fixed costs	(28.7)	(28.4)	(7.7)	(64.8)
Other cost of sales(1)	(127.4)	(95.6)	(18.4)	(241.4)
Other segment items(2)	(15.6)	(18.5)	(6.4)	(40.5)
Segment adjusted EBITA	$14.6	$33.5	$(2.9)	45.2
Amortization				(0.8)
Share-based compensation charges				(3.5)
Restructuring charges				(4.7)
Gain on disposal of assets held for sale				6.1
Disposal related costs				(12.2)
Defined benefit pension charge				1.6
Interest expense, net				(5.2)
Loss before tax from continuing operations				$26.5

	2023
In millions	Gas Cylinders	Elektron	Graphic Arts	Total
Net sales	$186.4	$187.1	$31.5	$405.0
Manufacturing fixed costs	(29.1)	(29.4)	(10.9)	(69.4)
Other cost of sales(1)	(129.8)	(107.9)	(21.3)	(259.0)
Other segment items(2)	(14.9)	(29.0)	(5.8)	(49.7)
Segment adjusted EBITA	$12.6	$20.8	$(6.5)	26.9
Amortization				(0.8)
Share-based compensation charges				(2.8)
Restructuring charges				(6.4)
Impairment charges				(12.7)
Defined benefit pension credit				(7.6)
Interest expense, net				(6.3)
Income before tax from continuing operations				$(9.7)
During 2025 there were $0.1 million sales made between our Elektron segment and Graphic Arts segment (2024: $0.7 million and 2023: $0.7 million )
(1) Other cost of sales includes material costs and variable costs.
(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

18.    Segment Information (continued)

	Depreciation and amortization			Restructuring Charges
In millions	2025	2024	2023	2025	2024	2023
Gas Cylinders segment	$3.3	$3.4	$4.1	$6.5	$4.5	$5.9
Elektron segment	6.6	6.7	6.6	2.5	0.2	0.5
Graphic Arts segment	—	—	2.0	—	—	—
Consolidated	$9.9	$10.1	$12.7	$9.0	$4.7	$6.4

	Total assets		Capital expenditure
In millions	2025	2024	2025	2024	2023
Gas Cylinders segment	$121.8	$122.5	$1.9	$4.8	$2.1
Elektron segment	171.0	173.1	5.8	5.4	6.1
Graphic Arts segment	—	14.8	0.1	0.3	1.0
Total reportable segments	292.8	310.4	7.8	10.5	9.2
Other	71.4	64.3	—	—	—
Discontinued operations	5.5	7.7	0.2	—	0.1
	$369.7	$382.4	$8.0	$10.5	$9.3
The following tables present certain geographic information by geographic region for the years ended December 31:

	Net Sales(1)
	2025		2024		2023
	$M	Percent	$M	Percent	$M	Percent
United States	$244.0	63.5%	$228.1	58.2%	$243.1	60.0%
Germany	24.0	6.2%	22.6	5.8%	19.2	4.7%
U.K.	23.8	6.2%	26.1	6.7%	19.7	4.9%
Japan	18.2	4.7%	22.0	5.6%	19.3	4.8%
Canada	11.2	2.9%	11.3	2.8%	11.2	2.8%
Top five countries	$321.2	83.5%	$310.1	79.1%	$312.5	77.2%
Rest of Europe	35.6	9.3%	47.0	12.0%	47.5	11.7%
Asia Pacific	22.1	5.7%	23.2	5.9%	28.0	6.9%
Rest of the World(2)	5.7	1.5%	11.6	3.0%	17.0	4.2%
	$384.6		$391.9		$405.0
(1) Net sales are based on the geographic destination of sale.
(2) Rest of the World comprises South America, Latin and South America, Africa and the Middle East.

	Property, plant and equipment, net
In millions	2025	2024
United States	$23.3	$26.7
United Kingdom	34.1	33.0
Canada	2.5	2.8
Asia Pacific	0.3	0.3
	$60.2	$62.8

19.    Leases
We have operating leases for buildings, vehicles and certain equipment. The Company has applied practical expedients for leases with a fair value of less than $5,000 or a lease term of less than twelve months. The majority of our leases have remaining lease terms of one to five years, with one building having 47 years remaining.
None of our leases were classified as finance leases in any of the years disclosed.
The components of the lease expense is as follows:

	Years ended December 31,
In millions	2025	2024	2023
Operating lease cost	$3.7	$4.0	$4.6
Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
In millions	2025	2024	2023
Operating cash flows from operating leases	$4.8	$4.0	$4.6
During the year ended December 31, 2025, there were additional operating leases entered into totaling $1.5 million (2024: $0.6 million, 2023: $0.5 million). In addition, there was a $1.9 million impairment recognized in 2025 in relation to the Gas Cylinders segment and a $1.6 million impairment recognized in 2023 in relation to the Graphic Arts segment. These are non-cash items but will impact cash in future years.
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
In millions	2025	2024
Operating leases
Operating lease right-of-use asset	$8.5	$11.5

Other current liabilities	4.2	4.0
Other non-current liabilities	8.0	10.7
	$12.2	$14.7

Weighted Average Remaining Lease Term (Years)	15.7	13.4
Weighted Average Discount Rate	4.60%	4.52%
Maturities of lease liabilities were as follows:

In millions	2025
2026	$4.6
2027	1.9
2028	1.6
2029	1.3
2030	0.8
Thereafter	7.5
Total lease payments	$17.7
Less imputed interest	(5.5)
Total	$12.2

20. Commitments and Contingencies
Capital commitments
At December 31, 2025, the Company had capital expenditure commitments of $2.2 million (2024: $0.5 million and 2023: $2.3 million) for the acquisition of new plant and equipment.
Committed banking facilities
The Company had committed banking facilities of $125.0 million at December 31, 2025 and $125.0 million at December 31, 2024. Of these committed facilities, $15.3 million was drawn at December 31, 2025 and $17.2 million at December 31, 2024. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at December 31, 2025 and December 31, 2024.

	Uncommitted Facilities
	December 31, 2025		December 31, 2024
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.7	$0.2	$0.6	$0.2
Letters of Credit	6.0	3.5	4.0	2.8
Overdraft	8.0	—	7.8	3.1
Accordion	25.0	—	25.0	—
	$39.7	$3.7	$37.4	$6.1
Additionally, the Company has various uncommitted transitional banking and foreign exchange lines available for day-to-day operational purposes.
Contingencies
In December 2023, it was established that any potential liability arising from the lawsuits and reasonable defense costs related to the previously disclosed US Ecology case are covered by insurance. The Company recognized $7.7 million in the twelve months of 2024, in relation to recovery of these costs previously incurred by the Company. $5.8 million cash was received in 2024 with a further $1.9 million received in 2025.
In January 2025, a final settlement was agreed upon related to the US Ecology case which was covered in full by the Company's insurance policy, with payment made in February 2025. As a result, the Company recorded a liability for the settlement in other current liabilities and recognized a gain contingency related to the insurance payout receivable in accounts and other receivables as at December 31, 2024, nil at December 31, 2025.
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
In July 2025, in accordance with the Luxfer Graphic Arts sale agreement, the Company has fully indemnified the purchaser for certain identified environmental matters relating to the Madison Illinois site, which we estimate will cost approximately $1.0 million to close out. A provision for these obligations has been recognized and is included within other current liabilities in the Consolidated Balance Sheet. Additionally, we have provided indemnification for any unidentified environmental matters that may have occurred between 2003 (the year of the original acquisition by Luxfer) and July 2025, capped at $10.0 million and / or 5 years.

Also, in 2025, the Company recognized a provision of $3.1 million in relation to dilapidation obligations associated with the former Superform U.K. site sold in 2021, for which the Group remains a guarantor under the relevant lease arrangements following disposal of the business. The obligation reflects management’s best estimate of the costs required to settle the remaining property reinstatement and exit obligations.

21. Related-Party Transactions
Joint venture in which the Company is a venturer
During 2025, the Company maintained its 50% investment in the equity of the joint venture, Nikkei-MEL Company Limited. During 2025, the Elektron Segment made $0.5 million of sales to the joint venture (2024: $0.5 million). At December 31, 2025, the gross and net amounts receivable from the joint venture amounted to $0.2 million (2024: $0.1 million).
Transactions with other related parties
At December 31, 2025, the directors and key management comprising the members of the Executive Leadership Team owned 357,959 £0.50 ordinary shares (2024: 321,731 £0.50 ordinary shares) and held awards over a further 966,029, £0.50 ordinary shares (2024: 906,024, £0.50 ordinary shares).
During the years ended December 31, 2025, and December 31, 2024, share options held by members of the Executive Leadership Team were exercised.
Other than the transactions with the joint ventures, associates and key management personnel disclosed above, no other related-party transactions have been identified.

22. Subsequent Events
On January 8, 2026, subsequent to the 2025 year-end, the Trustee of the Luxfer Group Pension Plan (“LGPP”) entered into a full buy-in contract with a U.K. insurer, Aviva. The buy-in is designed to substantially match the Plan’s benefit obligations with corresponding cash flow payments from the insurer, with effect from March 2026 payroll, in exchange for an agreed premium. As this transaction occurred after the balance sheet date, the measurement of the Plan’s assets or liabilities as of December 31, 2025 did not account for this event.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2025 ,pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the quarter ended December 31, 2025.
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
Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the fourth quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2026 Annual General Meeting to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this annual report, (the "2026 Proxy Statement"): "Resolutions 1 - 6 - Election and Re-Election of Director Nominees," "Corporate Governance Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance."
The Company has adopted a code of ethics which is applicable to all employees and is available on the corporate website, www.luxfer.com. A copy of the code can also be obtained, without charge, upon request. If there is an amendment to the code, then the nature of the amendment will also be made available of the corporate website.
Graham Wardlow has served as Divisional Managing Director of Luxfer MEL Technologies (LMT) since 2017, having originally joined Luxfer in 1984. On February 23, 2026, Mr. Wardlow elected to retire from full-time employment effective at the end of May 2026. Thereafter, Mr. Wardlow will work with the Company on an ongoing part-time basis, supporting the CEO with various corporate projects. In line with the Company’s long-term planning process, Mr. Wardlow’s successor will be Paul Rogan, who currently serves as one of LMT’s General Managers.

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2026 Annual General Meeting: “Executive Compensation Discussion and Analysis” and “Director Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2026 Annual General Meeting: "Equity Compensation Plan Information" and "Security Ownership."

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the following sections of the Proxy Statement for the 2026 Annual General Meeting: "Policies and Procedures Regarding Conflicts of Interest and Related Party Transactions" and "Corporate Governance Matters."

Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the following section of the Proxy Statement for the 2025 Annual General Meeting: "Resolution 10 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of Luxfer Holdings PLC for 2026", and "Resolution 11 - to authorize, by binding vote, the Audit Committee to set the auditors’ remuneration".

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

(a)(3) Exhibits
3.1     Articles of Association of the Registrant, initially filed with the SEC on December 2, 2011 and as amended on May 22, 2018 and as amended on May 15, 2019
4.1     Form of specimen certificate evidencing ordinary shares (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (file no. 333-178278), as amended, initially filed with the SEC on December 2, 2011)
10.1     Amended and Restated Note Purchase Agreement dated as of June 29, 2016 by and among BA Holdings, Inc. and the parties named therein (incorporated by reference to Exhibit 2.3 to our Annual Report on Form 20-F (file no. 001-35370), initially filed with the SEC on March 19, 2018)
10.2     Senior Facilities Agreement dated as of May 13, 2011, as amended and restated on July 31, 2017 by and among Luxfer Holdings PLC and the parties named therein (incorporated by reference to Exhibit 2.4 to our Annual Report on Form 20-F (file no. 001-35370), initially filed with the SEC on March 19, 2018)
10.3     First Amendment to Amended and Restated Note Purchase Agreement dated as of March 13, 2017 by and among Luxfer Holdings PLC and the parties named therein (incorporated by reference to Exhibit 2.5 to our Annual Report on Form 20-F (file no. 001-35370), initially filed with the SEC on March 19, 2018)
10.4     Amended and Restated Note Purchase and Private Shelf Agreement dated as of June 29, 2016 by and among Luxfer Holdings PLC and the parties named therein (incorporated by reference to Exhibit 2.6 to our Annual Report on Form 20-F (file no. 001-35370), initially filed with the SEC on March 19, 2018)
10.5     First Amendment to Amended and Restated Note Purchase Agreement and Private Shelf Agreement dated as of March 13, 2017 by and among Luxfer Holdings PLC and the parties named therein (incorporated by reference to Exhibit 2.7 to our Annual Report on Form 20-F (file no. 001-35370), initially filed with the SEC on March 19, 2018)
10.6    Second Amendment to Amended and Restated Note Purchase Agreement and Private Shelf Agreement dated as of October 26, 2021 by and among Luxfer Holdings PLC and the parties named therein, initially filed with the SEC on February 24, 2022
10.7    Multicurrency Revolving Facility Agreement dated as of July 15, 2025 by and among Luxfer Holdings PLC and the parties named therein
10.8*     Executive Share Option Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (file no. 333-178278), as amended, initially filed with the SEC on December 2, 2011)
10.9*     Long-Term Umbrella Incentive Plan (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 20-F (file no. 001-35370), initially filed with the SEC on March 19, 2018)
10.10*     Amended and Restated Non-Executive Director Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 20-F (file no. 001-35370), filed with the SEC on March 29, 2013)
10.11*    The Luxfer Share Incentive Plan, initially filed with the SEC on March 11, 2019, amended May 15, 2019
10.12*    The Luxfer Employee Stock Purchase Plan, filed with the SEC on March 11, 2019
10.13*    Form of Executive Officer IPO Stock Option Grant Agreement (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form F-1 (file no. 333-178278), as amended, initially filed with the SEC on December 2, 2011)

10.14*    Form of Non-Executive Director IPO Stock Option Grant Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form F-1 (file no. 333-178278), as amended, initially filed with the SEC on December 2, 2011)
10.15* Employment Agreements, filed with the SEC on May 6, 2022
10.16* Employment Agreements, filed with the SEC on May 6, 2022
10.17* Employment Agreements, filed with the SEC on May 6, 2022
10.18* Employment Agreements, filed with the SEC on March 11, 2019
10.19*    Employment Agreements, filed with the SEC on March 1, 2023
19.1    Insider Trading and Dealing Policy
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
97.1    Executive Compensation Clawback Policy
101    The financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/Andrew Butcher	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2026
Andrew Butcher

/s/Stephen M.D. Webster	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Stephen M.D. Webster

/s/Patrick K. Mullen	Chairman of the Board and Director	February 24, 2026
Patrick K. Mullen

/s/Richard J. Hipple	Director	February 24, 2026
Richard J. Hipple

/s/Clive J. Snowdon	Director	February 24, 2026
Clive J. Snowdon

/s/Sylvia A. Stein	Director	February 24, 2026
Sylvia A. Stein

/s/Lisa G. Trimberger	Director	February 24, 2026
Lisa G. Trimberger

/s/Stewart R. Watson	Director	February 24, 2026
Stewart R. Watson