Form 10-Q
period 2026-03-29
LUXFER HOLDINGS PLC
filed 2026-04-28
CIK 1096056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2026

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

The number of shares outstanding of Registrant’s only class of ordinary stock on March 29, 2026, was 26,751,621.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	First Quarter
In millions, except share and per-share data	2026	2025
Net sales	$83.9	$97.0
Cost of goods sold	(62.0)	(75.6)
Gross profit	21.9	21.4
Selling, general and administrative expenses	(11.4)	(12.6)
Research and development	(1.4)	(1.1)
Restructuring charges	(2.3)	(0.1)
Other costs	(0.6)	—
Operating income	6.2	7.6
Net interest expense	(0.7)	(0.8)
Net defined benefit pension credit	—	0.6
Income before income taxes	5.5	7.4
Provision for income taxes	(1.7)	(1.9)
Net income from continuing operations	3.8	5.5

Net loss from discontinued operations	(0.2)	—

Net income	$3.6	$5.5

Earnings / (loss) per share [1]
Basic from continuing operations	$0.14	$0.21
Basic from discontinued operations	$(0.01)	$—
Basic	$0.14	$0.21

Diluted from continuing operations	$0.14	$0.20
Diluted from discontinued operations [2]	$(0.01)	$—
Diluted	$0.13	$0.20

Weighted average ordinary shares outstanding
Basic	26,626,906	26,733,252
Diluted	26,803,665	27,131,737

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

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	First Quarter
In millions	2026	2025
Net income	$3.6	$5.5

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(1.9)	5.1
Pension and post-retirement actuarial gains, net of $0.0 and $0.0 tax, respectively	0.1	0.1
Other comprehensive (loss) / income, net of tax	(1.8)	5.2

Total comprehensive income	$1.8	$10.7

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 29,	December 31,
In millions, except share and per-share data	2026	2025
Current assets
Cash and cash equivalents	$14.8	$8.3
Restricted cash	2.3	2.4
Accounts and other receivables, net of allowances of $0.6 and $0.5, respectively	59.3	50.0
Prepayments and accrued income	4.7	5.4
Inventories	100.8	92.4
Current assets held-for-sale	6.3	5.5
Total current assets	$188.2	$164.0
Non-current assets
Property, plant and equipment, net	$59.8	$60.2
Right-of-use assets from operating leases	8.2	8.5
Goodwill	69.2	69.6
Intangibles, net	10.7	10.9
Deferred tax assets	1.2	1.2
Pensions and other retirement benefits	54.7	54.9
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$392.4	$369.7
Current liabilities
Current maturities of long-term debt and short-term borrowings	$25.0	$25.0
Accounts payable	27.7	24.6
Accrued liabilities	30.2	27.2
Taxes on income	4.1	2.6
Current liabilities held-for-sale	3.5	2.8
Other current liabilities	17.0	16.0
Total current liabilities	$107.5	$98.2
Non-current liabilities
Long-term debt	$32.7	$14.4
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	18.2	18.4
Other non-current liabilities	10.4	12.2
Total liabilities	$168.9	$143.3
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2026 and 2025; issued 28,944,000 for 2026 and 2025; outstanding 26,751,621 and 26,640,434 for 2026 and 2025, respectively	26.5	26.5
Additional paid-in capital	228.0	228.7
Treasury shares	(28.3)	(27.6)
Company shares held by ESOP	(0.5)	(0.7)
Retained earnings	102.6	102.5
Accumulated other comprehensive loss	(104.8)	(103.0)
Total shareholders' equity	223.5	226.4
Total liabilities and shareholders' equity	$392.4	$369.7

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	First Quarter
In millions	2026	2025
Operating activities
Net income	$3.6	$5.5
Net loss from discontinued operations	0.2	—
Net income from continuing operations	3.8	5.5
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	2.1	2.2
Depreciation of right of use assets	0.4	0.7
Amortization of purchased intangible assets	0.2	0.2
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	0.9	0.9
Deferred income taxes	(0.2)	0.1
Defined benefit pension credit	(0.1)	(0.6)
Changes in assets and liabilities
Accounts and other receivables	(10.1)	1.0
Inventories	(8.8)	(1.6)
Current assets held-for-sale	(0.5)	(1.8)
Prepayments and accrued income	0.7	0.1
Accounts payable	3.2	(4.4)
Accrued liabilities	3.1	(0.8)
Current liabilities held-for-sale	0.4	2.4
Other current liabilities	2.5	2.5
Other non-current assets and liabilities	(1.8)	(1.3)
Net cash (used) / provided by operating activities - continuing	(4.1)	5.2
Net cash used by operating activities - discontinued	—	0.2
Net cash (used) / provided by operating activities	(4.1)	5.4
Investing activities
Capital expenditures	(2.0)	(1.2)
Net cash used by investing activities - continuing	(2.0)	(1.2)
Net cash used by investing activities - discontinued	(0.1)	(0.2)
Net cash used by investing activities	(2.1)	(1.4)
Financing activities
Net repayment of bank overdraft	—	(2.0)
Gross drawdowns of borrowings greater than three months	22.2	—
Gross repayments of borrowings greater than three months	(13.4)	—
Net drawdowns of borrowings less than three months	9.5	2.2
Repurchase of own shares	(0.7)	(0.5)
Share-based compensation cash paid	(1.5)	(0.4)
Dividends paid	(3.5)	(3.5)
Net cash provided / (used) by financing activities	12.6	(4.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net increase	$6.4	$—
Cash, cash equivalents and restricted cash; beginning of year	10.7	6.3
Cash, cash equivalents and restricted cash; end of the First quarter	17.1	6.3

Supplemental cash flow information:
Interest payments	$0.6	$0.8
Income tax payments, net	0.2	0.2

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

					Own	Own
					shares	shares		Accumulated
		Additional	Treasury	Treasury	held by	held by		other
	Ordinary	paid-in	shares	shares	ESOP	ESOP	Retained	comprehensive	Total
In millions,	shares	capital	Number	Amount	Number	Amount	earnings	loss	equity
At January 1, 2026	$26.5	$228.7	(1.9)	$(27.6)	(0.4)	$(0.7)	$102.5	$(103.0)	$226.4
Net income	—	—	—	—	—	—	3.6	—	3.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.8)	(1.8)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	1.0	—	—	—	—	—	—	1.0
Share buyback	—	—	—	(0.7)	—	—	—	—	(0.7)
Utilization of shares from ESOP to satisfy share based compensation	—	(1.7)	—	—	0.1	0.2	—	—	(1.5)
At March 29, 2026	$26.5	$228.0	(1.9)	$(28.3)	(0.3)	$(0.5)	$102.6	$(104.8)	$223.5

See accompanying notes to condensed consolidated financial statements

					Own	Own
					shares	shares		Accumulated
		Additional	Treasury	Treasury	held by	held by		other
	Ordinary	paid-in	shares	shares	ESOP	ESOP	Retained	comprehensive	Total
In millions,	shares	capital	Number	Amount	Number	Amount	earnings	loss	equity
At January 1, 2025	$26.5	$226.1	(1.7)	$(24.9)	(0.6)	$(0.8)	$108.7	$(116.1)	$219.5
Net income	—	—	—	—	—	—	5.5	—	5.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5.2	5.2
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	—	(0.5)	—	—	—	—	(0.5)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 30, 2025	$26.5	$226.6	(1.7)	$(25.4)	(0.6)	$(0.8)	$110.7	$(110.9)	$226.7

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

Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. As used in this report, the terms "we," "us," "our," "Luxfer" and "the Company" mean Luxfer Holdings PLC and its subsidiaries, unless the context indicates another meaning.

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

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The First Quarter 2026, ended on March 29, 2026, and the First Quarter 2025, ended on March 30, 2025.

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

Basic and diluted earnings per share were calculated as follows:

	First Quarter
In millions except share and per-share data	2026	2025
Basic earnings:
Net income from continuing operations	$3.8	$5.5
Net loss from discontinued operations	(0.2)	—
Net income	$3.6	$5.5

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,626,906	26,733,252
Dilutive effect of potential common stock	176,759	398,485
For diluted earnings per share	26,803,665	27,131,737

Earnings per share using weighted average number of ordinary shares outstanding(1):
Basic earnings per ordinary share for continuing operations	$0.14	$0.21
Basic loss per ordinary share for discontinued operations	(0.01)	—
Basic earnings per ordinary share	$0.14	$0.21

Diluted earnings per ordinary share for continuing operations	$0.14	$0.20
Diluted loss per ordinary share for discontinued operations	(0.01)	—
Diluted earnings per ordinary share	$0.13	$0.20

(1) The calculation of earnings per share is performed separately for continuing and discontinued operations. As a result, the sum of the two in any particular period may not equal the earnings-per-share amount in total.

In the First Quarter 2026 and 2025, basic average shares outstanding and diluted average shares outstanding were the same for discontinued operations because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss from discontinued operations.

3.       Net Sales

Disaggregated sales disclosures for the quarters ended March 29, 2026, and March 30, 2025, are included below and in Note 15, Segmental Information.

	First Quarter
	2026				2025
	Gas		Graphic		Gas		Graphic
In millions	Cylinders	Elektron	Arts	Total	Cylinders	Elektron	Arts	Total
Defense, First Response & Healthcare	$18.1	$22.7	$—	$40.8	$19.2	$24.4	$—	$43.6
Transportation	15.7	9.2	—	24.9	14.8	10.9	—	25.7
Specialty industrial	8.0	10.2	—	18.2	7.1	14.1	6.5	27.7
	$41.8	$42.1	$—	$83.9	$41.1	$49.4	$6.5	$97.0

The Company’s performance obligations are satisfied at a point in time. With the classification of our Superform business as discontinued operations, none of the Company's revenue from continuing operations is satisfied over time. As a result, the Company's contract receivables, contract assets and contract liabilities are included within current assets and liabilities held-for-sale.

4.       Restructuring

The $2.3 million restructuring charges recognized in the First Quarter of 2026 relate to the continued execution of restructuring initiatives previously announced, aimed at reducing our fixed cost structure and enhancing operational alignment, including the centralization of our North American gas cylinders and magnesium powders businesses. These charges comprise $2.2 million within the Gas Cylinders segment and $0.1 million within the Elektron segment, primarily relating to follow-on costs associated with the cessation of manufacturing at our Pomona, California facility in December 2025, including equipment relocation, site reorganisation, employee stay incentives and site remediation activities, as well as minor shutdown costs associated with the magnesium powders business.

The $0.1 million restructuring charges in the First Quarter of 2025, also predominantly related to costs aimed at reducing our fixed cost structure and realigning the business.

4.       Restructuring (continued)

Restructuring-related costs by reportable segment were as follows:

	First Quarter
In millions	2026	2025
Severance and other costs
Gas Cylinders	$2.2	$0.1
Elektron	0.1	—
Total restructuring charges	$2.3	$0.1

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2026
Balance at January 1,	$0.4
Costs incurred	2.3
Cash payments and other	(1.6)
Balance at March 29,	$1.1

5.       Defined benefit pension credit

On January 8, 2026, the Trustee of the Luxfer Group Pension Plan (“LGPP”) entered into a full buy-in contract with a U.K. insurer, Aviva. The buy-in is designed to substantially match the Plan’s benefit obligations with corresponding cash flow payments from the insurer, with effect from March 2026 payroll, in exchange for an agreed premium.

The buy-in does not constitute a settlement event under ASC 715, Compensation—Retirement Benefits and therefore does not require remeasurement of the Plan’s funded status for the Quarter ended March 29, 2026. Accordingly, the net defined benefit asset recognized at March 31, 2026 remains consistent with the year-end measurement as of December 31, 2025.

For the First Quarter ended March 29, 2026, the Company recognized a net defined benefit pension credit of $0.0 million (2025: $0.6 million credit), reflecting $0.1 million of defined benefit pension credit, offset by $0.1 million of costs incurred in connection with the buy-in.

6.       Other costs

In the First Quarter of 2026, other costs of $0.6 million (First Quarter of 2025: $nil) relate to continued fees incurred in relation to the Company's ongoing strategic review.

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

The effective income tax rate on continuing operations for the Quarter ended March 29, 2026, was 30.9%, compared to 25.7% for the Quarter ended March 30, 2025.

In 2026 the rate was impacted by non-deductible expenses. Cash income taxes paid, net of refunds, are disclosed within supplementary cash flow information in the Consolidated Statements of Cash Flows.

8.       Supplementary balance sheet information

	March 29,	December 31,
In millions	2026	2025
Accounts and other receivables
Trade receivables	$55.0	$44.6
Related parties	0.1	0.2
Derivative financial instruments	—	0.3
Other receivables	4.2	4.9
Total accounts and other receivables	$59.3	$50.0

Inventories
Raw materials and supplies	$36.3	$31.4
Work-in-process	27.0	26.8
Finished goods	37.5	34.2
Total inventories	$100.8	$92.4

Property, plant and equipment, net
Land, buildings and leasehold improvements	$48.7	$48.0
Machinery and equipment	222.0	220.9
Construction in progress	13.5	15.4
Total property, plant and equipment	284.2	284.3
Accumulated depreciation and impairment	(224.4)	(224.1)
Total property, plant and equipment, net	$59.8	$60.2

Current maturities of long-term debt and short-term borrowings
Loan notes	$25.0	$25.0
Total current maturities of long-term debt and short-term borrowings	$25.0	$25.0

Other current liabilities
Restructuring provision	$1.1	$0.4
Short term provision	3.3	3.5
Deferred consideration payable	1.7	1.8
Derivative financial instruments	0.1	—
Operating lease liability	3.8	4.2
Advance payments	7.0	6.1
Total other current liabilities	$17.0	$16.0

Other non-current liabilities
Contingent liabilities	$3.0	$4.0
Operating lease liability	7.3	8.0
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$10.4	$12.2

9.       Goodwill and other identifiable intangible assets

Changes in goodwill during the first three months ended March 29, 2026, were as follows:

	Gas
In millions	Cylinders	Elektron	Total
At January 1, 2026	$27.5	$42.1	$69.6
Exchange difference	(0.3)	(0.1)	(0.4)
Net balance at March 29, 2026	$27.2	$42.0	$69.2

Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of March 29, 2026 and December 31, 2025.

Identifiable intangible assets consisted of the following:

	Customer	Technology and
In millions	relationships	trading related	Total
Cost:
At January 1, 2026	$15.6	$8.2	$23.8
Exchange movements	—	(0.1)	(0.1)
At March 29, 2026	$15.6	$8.1	$23.7

Accumulated amortization:
At January 1, 2026	$7.6	$5.3	$12.9
Provided during the period	0.1	0.1	0.2
Exchange movements	—	(0.1)	(0.1)
At March 29, 2026	$7.7	$5.3	$13.0

Net book values:
At January 1, 2026	$8.0	$2.9	$10.9
At March 29, 2026	$7.9	$2.8	$10.7

Identifiable intangible asset amortization expense was $0.2 million for the First Quarter of 2026 and 2025.

Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

10.     Debt

Debt outstanding was as follows:

	March 29,	December 31,
In millions	2026	2025
4.94% Loan Notes due 2026	$25.0	$25.0
Revolving credit facility	33.5	15.3
Unamortized debt issuance costs	(0.8)	(0.9)
Total debt	57.7	39.4
Less current portion	(25.0)	(25.0)
Non-current debt	$32.7	$14.4

The weighted-average interest rate on the revolving credit facility was 4.10% for the First Quarter of 2026 and 6.40% for the full-year 2025.

Loan notes due and shelf facility

The Note Purchase Agreement and Private Shelf Agreement requires us to maintain compliance with a minimum interest coverage ratio and a leverage ratio. We have been in compliance with the covenants under the Note Purchase and Private Shelf Agreement throughout all of the quarterly measurement dates from and including September 30, 2014, to March 29, 2026.

The Loan Notes due June 29, 2026, the Shelf Facility and the Note Purchase and Private Shelf Agreement are governed by the law of the State of New York. In July 2025 we completed a refinance of our shelf facility, the terms of this remaining the same, with expiry now in July 2030 as opposed to October 2026.

Senior Facilities Agreement

During the First Quarter of 2026, we drew down net $18.2 million on the Revolving Credit Facility and the balance outstanding at March 29, 2026, was $33.5 million, and at December 31, 2025, was $15.3 million, with $91.5 million undrawn at March 29, 2026 and $109.7 million undrawn at December 31, 2025.

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

The assets and liabilities of the Superform business have been presented within Current assets held-for-sale and Current liabilities held-for-sale in the Consolidated Balance Sheets at March 29, 2026 and December 31, 2025.

Results of discontinued operations in the First Quarter of 2026 and 2025 were as follows:

	First Quarter
In millions	2026	2025
Net sales	$1.8	$1.5
Cost of goods sold	(1.2)	(1.4)
Gross profit	0.6	0.1
Selling, general and administrative expenses	(1.0)	(0.4)
Restructuring credit	0.1	0.3
Operating loss	(0.3)	—
Tax credit	0.1	—
Net loss	$(0.2)	$—

The associated assets and liabilities relating to Superform U.S. that are classified as held-for-sale were as follows:

Held-for-sale assets	March 29,	December 31,
In millions	2026	2025
Inventory	$3.8	$2.9
Prepayments and accrued income	0.5	0.5
Accounts and other receivables	2.0	2.1
Current assets	6.3	5.5

Total assets	$6.3	$5.5

Accounts payable	$1.8	$1.1
Accrued liabilities	0.5	0.4
Other current liabilities	1.2	1.3
Current liabilities	$3.5	$2.8

Total liabilities	$3.5	$2.8

The non-cash items for discontinued operations was as follows:

	First Quarter
In millions	2026	2025
Non-cash add-backs to cash flows from discontinued operating activities:
Share-based compensation charge	$0.1	$—
Cash flows from discontinued investing activities:
Capital expenditures	$0.1	$0.2

12.     Share Plans

Total share-based compensation expense in the First Quarter of 2026 and 2025 was as follows:

	First Quarter
In millions	2026	2025
Total share-based compensation charges	$0.9	$0.9

In March 2026, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long Term Umbrella Incentive Plan. The total number of awards issued was approximately 135,000 and the weighted average fair value of options granted in 2026 was estimated to be $11.80 per share.

The following table illustrates the assumptions used in deriving the fair value of share options granted during 2026 and the year-ended December 31, 2025:

	2026	2025
Dividend yield (%)	4.40 - 5.52	4.40 - 5.52
Expected volatility range (%)	38.31 - 41.86	38.31 - 41.86
Risk-free interest rate (%)	4.03 - 4.11	4.03 - 4.11
Expected life of share options range (years)	1.00 - 3.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$1.00	$0.75
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo

The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.     Shareholders' Equity

Dividends paid and proposed

	First Quarter
In millions	2026	2025
Dividends declared and paid during the year:
Interim dividend paid February 5, 2025 ($0.130 per ordinary share)	$-	$3.5
Interim dividend paid February 4, 2026 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

In millions	2026	2025
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared April 8, 2025, and to be paid May 7, 2025 ($0.130 per ordinary share)	$-	$3.5
Interim dividend declared April 8, 2026, and to be paid May 6, 2026 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

14.     Segmental Information

We classify our operations into business segments based primarily on shared economic characteristics, including the nature of the products and services; the production processes; the type or class of customer; the methods used to distribute products or provide services; and the nature of the regulatory environment.

For the First Quarter ended March 29, 2026, the Company operated three business units, which aggregate into two reportable segments within continuing operations: Gas Cylinders and Elektron. Luxfer Gas Cylinders forms the Gas Cylinders segment, and Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment.

Prior to its disposal on July 2, 2025, the Luxfer Graphic Arts business was reported as a separate business unit and reportable segment following its disaggregation from the Elektron segment as of December 31, 2023. As a result, Graphic Arts is included within the prior year comparative information.

The Superform business unit, which was previously aggregated into the Gas Cylinders segment, is presented within discontinued operations. A summary of the operations of the Company’s reportable segments within continuing operations is provided below.

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

14.     Segmental Information (continued)

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

Financial information by reportable segment in the quarters ended of 2026 and 2025 were as follows:

	First Quarter 2026
	Gas		Graphic
In millions	Cylinders	Elektron	Arts	Total
Net sales	$41.8	$42.1	$—	$83.9
Manufacturing fixed costs	(6.6)	(7.9)	—	(14.5)
Other cost of sales(1)	(28.0)	(19.5)	—	(47.5)
Other segment items(2)	(4.1)	(7.6)	—	(11.7)
Segment adjusted EBITA	$3.1	$7.1	$—	$10.2
Amortization				(0.2)
Share-based compensation charges				(0.9)
Restructuring charges				(2.3)
Other costs				(0.6)
Interest expense, net				(0.7)
Income before tax from continuing operations				$5.5

	First Quarter 2025
	Gas		Graphic
In millions	Cylinders	Elektron	Arts	Total
Net sales	$41.1	$49.4	$6.5	$97.0
Manufacturing fixed costs	(7.5)	(7.2)	(1.9)	(16.6)
Other cost of sales(1)	(28.0)	(27.5)	(3.5)	(59.0)
Other segment items(2)	(3.8)	(7.4)	(1.4)	(12.6)
Segment adjusted EBITA	$1.8	$7.3	$(0.3)	$8.8
Amortization				(0.2)
Share-based compensation charges				(0.9)
Restructuring charges				(0.1)
Defined benefit pension credit				0.6
Interest expense, net				(0.8)
Income before tax from continuing operations				$7.4

In the First quarter of 2026 there were $0.1 million sales between our Elektron segment and Superform segment (2025: $0.1 million sales between our Elektron segment and Graphic Arts segment).

(1) Other cost of sales includes material costs and variable costs.

(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

	Depreciation and amortization		Restructuring charges
	First Quarter		First Quarter
In millions	2026	2025	2026	2025
Gas Cylinders segment	$0.7	$0.8	$2.2	$0.1
Elektron segment	1.6	1.6	0.1	—
Consolidated	$2.3	$2.4	$2.3	$0.1

14.     Segmental Information (continued)

	Total assets		Capital expenditures
	March 29,	December 31,	First Quarter
In millions	2026	2025	2026	2025
Gas Cylinders segment	$124.4	$121.8	$0.7	$0.3
Elektron segment	186.6	171.0	1.4	1.0
Graphic Arts segment	—	—	—	0.1
Total reportable segments	$311.0	$292.8	$2.1	$1.4
Other	75.1	71.4	—	—
Discontinued operations	6.3	5.5	0.1	—
Consolidated	$392.4	$369.7	$2.2	$1.4

	Property, plant and equipment, net
	March 29,	December 31,
In millions	2026	2025
U.S.	$23.4	$23.3
United Kingdom	33.7	34.1
Canada	2.4	2.5
Asia Pacific	0.3	0.3
	$59.8	$60.2

The following tables present certain geographic information by geographic region for the First Quarter ended March 29, 2026, and March 30, 2025:

	Net Sales(1)
	First Quarter
	2026		2025
	$M	Percent	$M	Percent
United States	$52.4	62.5%	$61.8	63.7%
United Kingdom	4.1	4.9%	5.7	5.9%
India	3.0	3.6%	0.9	0.9%
Germany	3.0	3.6%	5.9	6.1%
Canada	3.8	4.5%	3.0	3.1%
Top five countries	$66.3	79.1%	$77.3	79.7%
Rest of Europe	9.4	11.2%	9.9	10.2%
Asia Pacific	6.3	7.5%	8.2	8.5%
Rest of the World (2)	1.9	2.2%	1.6	1.6%
	$83.9		$97.0

(1) Net sales are based on the geographic destination of sale.

(2) Rest of the World comprises South America, Latin and South America, Africa and the Middle East.

15.     Commitments and Contingencies

Committed and uncommitted banking facilities

The Company had committed banking facilities of $125.0 million at March 29, 2026 and December 31, 2025. Of these committed facilities, $33.5 million was drawn at  March 29, 2026 and $15.3 million at December 31, 2025. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at March 29, 2026 and December 31, 2025.

	Uncommitted Facilities
	March 29, 2026		December 31, 2025
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.7	$0.2	$0.7	$0.2
Letters of Credit	6.0	2.8	6.0	3.5
Overdraft	8.0	—	8.0	—
Accordion	25.0	—	25.0	—
	$39.7	$3.0	$39.7	$3.7

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

16.     Subsequent Events

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

•	worldwide economic and business conditions and conditions in the industries in which we operate;

•	potential or actual tariffs, and other political risks worldwide;

•	future pandemics;

•	fluctuations in the cost and / or availability of raw materials, including Chinese rare earths, labor and energy, as well as our ability to pass on cost increases to customers;

•	currency fluctuations and other financial risks;

•	our ability to protect our intellectual property;

•	the amount of indebtedness we have incurred and may incur, and the obligations to service such indebtedness and to comply with the covenants contained therein;

•	relationships with our customers and suppliers;

•	increased competition from other companies in the industries in which we operate;

•	changing technology;

•	our ability to execute and integrate new acquisitions;

•	claims for personal injury, death or property damage arising from the use of products produced by us;

•	the occurrence of accidents or other interruptions to our production processes;

•	changes in our business strategy or development plans, and our expected level of capital expenditure;

•	our ability to attract and retain qualified personnel;

•	restrictions on the ability of Luxfer Holdings PLC to receive dividends or loans from certain of its subsidiaries;

•	climate change regulations and the potential impact on energy costs;

•	regulatory, environmental, legislative and judicial developments; and

•	our intention to pay dividends.

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

Key trends regarding our existing business

Operating objectives and trends

In 2026, we expect the following operating objectives and trends to impact our business:

•	Focus on navigating near-term uncertainties while maintaining strategic discipline for long-term growth;

•	Completion of recently launched centers of excellence programs involving footprint optimization, manufacturing excellence through automation and margin improvement;

•	Navigating market volatility, tariffs and wider impact from these, including alternative sourcing arrangements for rare earth materials;

•	Execution of select capital investment projects to support our strategy of profitable growth while improving our infrastructure;

•	Continued emphasis on operating cash generation and maintaining strong working capital performance;

•	Focus on recruiting, developing, maintaining talent, and driving a high-performance culture; and

•	Continued evaluation of strategic alternatives in response to the strategic review in 2024.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated results of operations for Luxfer in the First Quarter of 2026 and 2025 were as follows:

	First Quarter		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$83.9	$97.0	(13.5)%
Cost of goods sold	(62.0)	(75.6)	(18.0)%
Gross profit	21.9	21.4	2.3%
% of net sales	26.1%	22.1%	4.0
Selling, general and administrative expenses	(11.4)	(12.6)	(9.5)%
% of net sales	13.6%	13.0%	0.6
Research and development	(1.4)	(1.1)	27.3%
% of net sales	1.7%	1.1%	0.6
Restructuring charges	(2.3)	(0.1)	2200.0%
% of net sales	2.7%	0.1%	2.6
Other costs	(0.6)	—	n/a
% of net sales	0.7%	—%	0.7
Operating income	6.2	7.6	(18.4)%
% of net sales	7.4%	7.8%	(0.4)
Net interest expense	(0.7)	(0.8)	(12.5)%
% of net sales	0.8%	0.8%	—
Defined benefit pension credit	—	0.6	(100.0)%
% of net sales	—%	0.6%	(0.6)
Income before income taxes	5.5	7.4	(25.7)%
% of net sales	6.6%	7.6%	(1.0)
Provision for income taxes	(1.7)	(1.9)	(10.5)%
Effective tax rate	30.9%	25.7%	5.2
Net income from continuing activities	$3.8	$5.5	(30.9)%
% of net sales	4.5%	5.7%	(1.2)

Net sales

Adjusting for foreign exchange tailwinds of $1.2 million in the First Quarter of 2026, and excluding Graphic Arts sales of $6.5 million in First quarter of 2025, net sales have decreased by 8.6%.

Revenue was positively impacted in the quarter from:

•	Higher sales of magnesium aerospace alloys; and

•	Increase in sales of Alternative Fuel ("AF") cylinders

These increases were offset by:

•	Lower sales of SCBA cylinders;

•	Reduced sales of zirconium powders used for pharmaceutical products and automotive catalysis; and

•	Lower demand for magnesium alloys in commercial use.

Gross profit

Excluding Graphic Arts there was a 3.7 percentage point increase in gross profit as a percentage of sales in the First Quarter of 2026 from 2025, respectively. This increase was primarily the result of positive pricing and cost discipline.

Selling, general and administrative expenses ("SG&A")

Excluding Graphic Arts, SG&A costs as a percentage of sales in the first quarter of 2026 from 2025 have increased by 2.5 percentage points, this is a result of inflationary cost rises and lower sales in the quarter as explained above.

Research and development costs

Excluding Graphic Arts, research and development costs as a percentage of sales in the First Quarter of 2026 from 2025 increased by 0.6 percentage points, also a result of the lower sales in the quarter.

Restructuring charges

The $2.3 million restructuring charge in the First Quarter of 2026 relates to the continued execution of restructuring initiatives previously announced, aimed at reducing our fixed cost structure and enhancing operational alignment, including the centralization of our North American gas cylinders and magnesium powders businesses. These charges comprise $2.2 million within the Gas Cylinders segment and $0.1 million within the Elektron segment, primarily relating to follow-on costs associated with the cessation of manufacturing at our Pomona, California facility in December 2025, including equipment relocation, site reorganisation, employee stay incentives and site remediation activities, as well as minor shutdown costs associated with the magnesium powders business.

The $0.1 million restructuring charges in the First Quarter of 2025, also predominantly related to costs aimed at reducing our fixed cost structure and realigning the business.

Other Costs

The defined benefit pension credit decreased to $0.0 million for the first quarter of 2026 (2025: $0.6 million credit), primarily reflecting lower expected returns on plan assets compared to the prior year period. In addition, on January 8, 2026, the Trustee of the Luxfer Group Pension Plan entered into a full buy-in contract with an insurer, which is designed to substantially match the Plan’s future benefit obligations with corresponding insurance cash flows. While the buy-in does not constitute a settlement event under ASC 715 and therefore did not result in a remeasurement of the Plan’s funded status during the quarter, it has the effect of reducing future variability in pension income. Costs of $0.1 million were incurred in connection with the buy-in during the period, which offset the underlying pension credit.

Net Interest Expense

Net interest expense of $0.7 million in the First Quarter of 2026 decreased 12.5% from $0.8 million in the First Quarter of 2025, due to a decrease in average interest rate on drawings.

Defined benefit pension credit

The $0.6 million decrease in the defined benefit pension credit to $0.0 million in 2026 from $0.6 million in 2025 is primarily due to the effect of lower projected asset returns, additionally in 2026, the Company incurred $0.1 million of costs in connection with the pension buy-in.

Provision for income taxes

The movement in the year to date statutory effective tax rate from 25.7% in 2025, to 30.9% in 2026, was primarily due to non-deductible expenses.

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

	First Quarter
In millions except per share data	2026			2025
	Continuing	Graphic	Adjusted	Continuing	Graphic	Adjusted
	operations	Arts	Total	operations	Arts	Total
Net income / (loss)	$3.8	$—	$3.8	$5.5	$(0.3)	$5.8
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Defined benefit pension credit	—	—	—	(0.6)	—	(0.6)
Restructuring charge	2.3	—	2.3	0.1	—	0.1
Other costs	0.6	—	0.6	—	—	—
Share-based compensation charge	0.9	—	0.9	0.9	0.1	0.8
Income tax on adjusted items	(0.6)	—	(0.6)	—	—	—
Adjusted net income	$7.2	$—	$7.2	$6.1	$(0.2)	$6.3
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.14	$—	$0.14	$0.20	$(0.01)	$0.21
Impact of adjusted items	0.13	—	0.13	0.02	—	0.02
Adjusted diluted earnings per ordinary share	$0.27	$—	$0.27	$0.22	$(0.01)	$0.23

(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	First Quarter
In millions except per share data	2026			2025
	Continuing	Graphic	Adjusted	Continuing	Graphic	Adjusted
	operations	Arts	Total	operations	Arts	Total
Adjusted net income / (loss)	$7.2	$—	$7.2	$6.1	$(0.2)	$6.3
Add back:
Income tax on adjusted items	0.6	—	0.6	—	—	—
Provision for income taxes	1.7	—	1.7	1.9	—	1.9
Net finance costs	0.7	—	0.7	0.8	(0.1)	0.9
Adjusted EBITA	10.2	—	10.2	8.8	(0.3)	9.1
Depreciation	2.1	—	2.1	2.2	—	2.2
Adjusted EBITDA	$12.3	$—	$12.3	$11.0	$(0.3)	$11.3

	First Quarter
In millions except per share data	2026			2025
	Continuing	Graphic	Adjusted	Continuing	Graphic	Adjusted
	operations	Arts	Total	operations	Arts	Total
Adjusted net income / (loss)	$7.2	$—	$7.2	$6.1	$(0.2)	$6.3
Add back:
Income tax on adjusted items	0.6	—	0.6	—	—	—
Provision for income taxes	1.7	—	1.7	1.9	—	1.9
Adjusted income from continuing operations before income taxes	9.5	—	9.5	8.0	(0.2)	8.2
Adjusted provision for income taxes	$2.3	$—	$2.3	$1.9	$—	$1.9
Adjusted effective tax rate from continuing operations	24.2%	n/a	24.2%	23.8%	—%	23.2%

	First Quarter 2026
	Gas		Graphic
In millions	Cylinders	Elektron	Arts	Total
Segment adjusted EBITA	$3.1	$7.1	$—	$10.2
Depreciation	0.7	1.4	—	2.1
Segment adjusted EBITDA	$3.8	$8.5	$—	$12.3

	First Quarter 2025
	Gas		Graphic
In millions	Cylinders	Elektron	Arts	Total
Segment adjusted EBITA	$1.8	$7.3	$(0.3)	$8.8
Depreciation	0.8	1.4	—	2.2
Segment adjusted EBITDA	$2.6	$8.7	$(0.3)	$11.0

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of our reportable segments, Gas Cylinders and Elektron. The Graphic Arts business was sold on July 2, 2025 and is therefore excluded from the current period discussion.

Adjusted EBITA, which is our segment income metric, represents net income from continuing operations adjusted for share-based compensation charges, restructuring charges, impairment charges, disposal costs, net interest expenses, defined benefit pension credit, provision for taxes and amortization. A reconciliation to pre-tax income can be found in Note 14 to the condensed consolidated financial statements. Adjusted EBITDA, as shown below, represents adjusted EBITA less depreciation. Management believes that adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. Adjusted EBITDA is reconciled to adjusted EBITA above.

GAS CYLINDERS

The results of operations from the Gas Cylinders segment are for continuing operations only.

The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	First Quarter		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$41.8	$41.1	1.7%
Adjusted EBITA	3.1	1.8	72.2%
Adjusted EBITDA	$3.8	$2.6	46.2%
Adjusted EBITA % of net sales	7.4%	4.4%	3.0
Adjusted EBITDA % of net sales	9.1%	6.3%	2.8

Net sales

The 1.7% increase in Gas Cylinders sales in the First Quarter of 2026 from 2025, was primarily the result of increase in sales of AF cylinders partially offset by lower sales of SCBA cylinders.

Adjusted EBITA

The 2.1 percentage point increase in adjusted EBITA for Gas Cylinders as a percentage of net sales in the First quarter of 2026 relative to 2025 is predominantly the result of pricing discipline.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

ELEKTRON

The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	First Quarter		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$42.1	$49.4	(14.8)%
Adjusted EBITA	7.1	7.3	(2.7)%
Adjusted EBITDA	$8.5	$8.7	(2.3)%
Adjusted EBITA % of net sales	16.9%	14.8%	2.1
Adjusted EBITDA % of net sales	20.2%	17.6%	2.6

Net sales

The 14.8% decrease in Elektron sales in the First quarter of 2026 from 2025 was primarily the result of reduced sales of zirconium powders used for pharmaceutical products and automotive catalysis, these were partially offset by strong sales of magnesium aerospace alloys.

Adjusted EBITA

The 2.3 percentage point increase in adjusted EBITA for Elektron as a percentage of net sales in the First quarter of 2026 relative to 2025 is predominantly the result of positive pricing and cost discipline.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities and the Loan Note due in 2026. Our principal liquidity needs are:

•	funding acquisitions, including deferred contingent consideration payments;

•	capital expenditure requirements;

•	payment of shareholder dividends;

•	servicing interest on the Loan Notes, which is payable at each quarter end, in addition to interest and / or commitment fees on the Senior Facilities Agreement;

•	working capital requirements, particularly in the short term as we aim to achieve organic sales growth; and

•	hedging facilities used to manage our foreign exchange risks.

We believe that, in the long term, cash generated from our operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and interest payments on our indebtedness. In the short term, we believe we have sufficient liquidity and available credit facilities to meet our requirements, including the repayment of the $25.0 million Loan Note due in June 2026. The Company expects to fund this repayment through drawings under its Revolving Credit Facility, which had available headroom of $91.5 million as of March 29, 2026. In July 2025, we completed a refinance of our shelf facility, with terms remaining substantially unchanged and maturity extended to July 2030.

We have been in compliance with the covenants under the Loan Notes and the Senior Facilities Agreement throughout all of the quarterly measurement dates from and including September 30, 2011, to March 29, 2026.

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

Cash Flows

Operating activities

Cash from operating activities in the First Quarter of 2026 was a $4.1 million outflow compared to a $5.2 million inflow in 2025. The movement was primarily the result of increased working capital in 2026. Cash flow in 2025 was positively impacted by the $1.9 million receipt arising from the reimbursement of legal costs in relation to the previously disclosed US Ecology case.

Investing activities

Net cash used by investing activities was $2.0 million for the First Quarter of 2026, compared to net cash used by investing activities of $1.2 million in 2025. Capital expenditure increased by $0.8 million in the First Quarter.

Financing activities

In the First Quarter of 2026, net cash provided by financing activities was $12.6 million, (2025: $4.2 million used by financing activities). We had net drawdowns of $18.3 million on our revolving credit facility (2025: $2.0 million repayment of overdraft and $2.2 million drawdown on our revolving credit facility). Dividend payments of $3.5 million (2025: $3.5 million), equating to $0.13 per ordinary share respectively and we paid out $1.5 million, (2025: $0.4 million) in settling share based compensation and $0.7 million, (2025: $0.5 million) in repurchasing our own shares as part of the share buyback program which equates to 50,000 shares (2025: 40,000 shares).

Capital Resources

Dividends

We paid year-to-date dividends in 2026 of $3.5 million and declared an additional $3.5 million after the quarter (2025: $3.5 million paid year-to-date and additional $3.5 million declared after the quarter).

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

Contractual obligations

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in $ million)
Contractual cash obligations
Loan Notes due 2026	25.0	25.0	—	—	—
Revolving credit facility	33.5	—	—	33.5	—
Obligations under operating leases	16.6	4.2	3.3	1.7	7.4
Capital commitments	2.2	2.2	—	—	—
Interest payments	8.2	2.2	3.6	2.4	—
Total contractual cash obligations	$85.5	$33.6	$6.9	$37.6	$7.4

Off-balance sheet measures

At March 29, 2026, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 15.

NEW ACCOUNTING STANDARDS

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2025 Annual Report on Form 10K, filed with the SEC on February 24, 2026, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the First Quarter ended March 29, 2026. For additional information, refer to Item 7A of our 2025 Annual Report on Form 10-K, filed with the SEC on February 24, 2026. For a discussion of recent developments affecting the supply of certain rare earth materials, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Rare earth export restrictions.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2026, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 29, 2026, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

101

The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended March 29, 2026, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.

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
April 28, 2026