Form 10-Q
period 2026-06-28
LUXFER HOLDINGS PLC
filed 2026-07-28
CIK 1096056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2026

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

The number of shares outstanding of Registrant’s only class of ordinary stock on June 28, 2026, was 26,759,241.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions, except share and per-share data	2026	2025	2026	2025
Net sales	$95.7	$106.6	$181.4	$205.1
Cost of goods sold	(71.2)	(81.9)	(134.4)	(158.9)
Gross profit	24.5	24.7	47.0	46.2
Selling, general and administrative expenses	(12.3)	(13.5)	(24.7)	(26.5)
Research and development	(1.6)	(1.1)	(3.0)	(2.2)
Restructuring charges	(1.6)	(2.0)	(3.8)	(1.8)
Disposal related costs	—	(0.1)	—	(0.1)
Loss on assets held-for-sale	—	(2.8)	—	(2.8)
Other costs	(1.2)	—	(1.8)	—
Operating income	7.8	5.2	13.7	12.8
Net interest expense	(1.0)	(0.9)	(1.7)	(1.7)
Net defined benefit pension (charge) / credit	(0.1)	0.6	(0.1)	1.2
Income before income taxes	6.7	4.9	11.9	12.3
Provision for income taxes	(1.9)	(2.3)	(3.5)	(4.2)
Net income	$4.8	$2.6	$8.4	$8.1

Earnings per share
Basic	$0.18	$0.10	$0.32	$0.30
Diluted	$0.18	$0.10	$0.31	$0.30

Weighted average ordinary shares outstanding
Basic	26,751,226	26,749,018	26,635,968	26,741,271
Diluted	27,221,418	27,098,197	27,145,837	27,143,884

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Second Quarter		Year-to-date
In millions	2026	2025	2026	2025
Net income	$4.8	$2.6	$8.4	$8.1

Other comprehensive (loss) / income
Net change in foreign currency translation adjustment	(2.3)	11.6	(4.2)	16.7
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.1 and $0.1 tax, respectively	0.2	0.2	0.3	0.3
Other comprehensive (loss) / income, net of tax	(2.1)	11.8	(3.9)	17.0

Total comprehensive income	$2.7	$14.4	$4.5	$25.1

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	December 31,
In millions, except share and per-share data	2026	2025
Current assets
Cash and cash equivalents	$11.5	$8.3
Restricted cash	2.3	2.4
Accounts and other receivables, net of allowances of $0.5 and $0.5, respectively	65.0	50.0
Prepayments and accrued income	5.1	5.4
Inventories	101.9	92.4
Current assets held-for-sale	—	5.5
Total current assets	$185.8	$164.0
Non-current assets
Property, plant and equipment, net	$60.0	$60.2
Right-of-use assets from operating leases	7.8	8.5
Goodwill	68.8	69.6
Intangibles, net	10.5	10.9
Deferred tax assets	1.2	1.2
Pensions and other retirement benefits	54.5	54.9
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$389.0	$369.7
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$25.0
Accounts payable	29.6	24.6
Accrued liabilities	28.9	27.2
Taxes on income	5.1	2.6
Current liabilities held-for-sale	—	2.8
Other current liabilities	16.0	16.0
Total current liabilities	$79.6	$98.2
Non-current liabilities
Long-term debt	$58.3	$14.4
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	18.3	18.4
Other non-current liabilities	10.0	12.2
Total liabilities	$166.3	$143.3
Commitments and contingencies (Note 15)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2026 and 2025; issued 28,944,000 for 2026 and 2025; outstanding 26,759,241 and 26,640,434 for 2026 and 2025, respectively	26.5	26.5
Additional paid-in capital	228.2	228.7
Treasury shares	(28.6)	(27.6)
Company shares held by ESOP	(0.5)	(0.7)
Retained earnings	104.0	102.5
Accumulated other comprehensive loss	(106.9)	(103.0)
Total shareholders' equity	222.7	226.4
Total liabilities and shareholders' equity	$389.0	$369.7

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2026	2025
Operating activities
Net income	$8.4	$8.1
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	4.1	4.5
Depreciation of right of use assets	0.8	1.8
Amortization of purchased intangible assets	0.4	0.4
Amortization of debt issuance costs	0.1	0.1
Share-based compensation charges	2.1	1.8
Deferred income taxes	(0.1)	0.3
Non-cash restructuring charges	0.1	1.7
Loss on held for sale asset group	—	2.8
Defined benefit pension credit	(0.2)	(1.2)
Changes in assets and liabilities
Accounts and other receivables	(14.9)	(4.2)
Inventories	(7.7)	(5.1)
Current assets held-for-sale	—	(0.8)
Prepayments and accrued income	0.8	0.6
Accounts payable	4.2	(5.7)
Accrued liabilities	1.7	2.5
Current liabilities held-for-sale	—	3.0
Other current liabilities	1.2	(1.9)
Other non-current assets and liabilities	(2.4)	(2.1)
Net cash (used) / provided by operating activities	(1.4)	6.6
Investing activities
Capital expenditures	(4.7)	(3.3)
Net cash used by investing activities	(4.7)	(3.3)
Financing activities
Net drawdown of bank overdraft	—	0.6
Repayment of loan note	(25.0)	—
Gross drawdowns of borrowings greater than three months	66.6	—
Gross repayments of borrowings greater than three months	(24.0)	—
Net drawdowns of borrowings less than three months	1.9	4.9
Repurchase of own shares	(1.4)	(1.1)
Share-based compensation cash paid	(2.0)	(0.6)
Dividends paid	(6.9)	(7.0)
Net cash provided / (used) by financing activities	9.2	(3.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.4
Net increase	$3.1	$0.5
Cash, cash equivalents and restricted cash; beginning of year	10.7	6.3
Cash, cash equivalents and restricted cash; end of the Second quarter	13.8	6.8

Supplemental cash flow information:
Interest payments	$1.5	$1.6
Income tax payments, net	1.0	6.0

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

					Own	Own
					shares	shares		Accumulated
		Additional	Treasury	Treasury	held by	held by		other
	Ordinary	paid-in	shares	shares	ESOP	ESOP	Retained	comprehensive	Total
In millions,	shares	capital	Number	Amount	Number	Amount	earnings	loss	equity
At January 1, 2026	$26.5	$228.7	(1.9)	$(27.6)	(0.4)	$(0.7)	$102.5	$(103.0)	$226.4
Net income	—	—	—	—	—	—	3.6	—	3.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.8)	(1.8)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	1.0	—	—	—	—	—	—	1.0
Share buyback	—	—	—	(0.7)	—	—	—	—	(0.7)
Utilization of shares from ESOP to satisfy share based compensation	—	(1.7)	—	—	0.1	0.2	—	—	(1.5)
At March 29, 2026	$26.5	$228.0	(1.9)	$(28.3)	(0.3)	$(0.5)	$102.6	$(104.8)	$223.5
Net income	—	—	—	—	—	—	4.8	—	4.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2.1)	(2.1)
Dividends declared and paid	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	1.1	—	—	—	—	—	—	1.1
Share buyback	—	—	(0.1)	(0.7)	—	—	—	—	(0.7)
Utilization of treasury shares to satisfy share based compensation	—	(0.9)	—	0.4	0.1	—	—	—	(0.5)
At June 28, 2026	26.5	228.2	(2.0)	(28.6)	(0.2)	(0.5)	104.0	(106.9)	222.7

See accompanying notes to condensed consolidated financial statements

					Own	Own
					shares	shares		Accumulated
		Additional	Treasury	Treasury	held by	held by		other
	Ordinary	paid-in	shares	shares	ESOP	ESOP	Retained	comprehensive	Total
In millions,	shares	capital	Number	Amount	Number	Amount	earnings	loss	equity
At January 1, 2025	$26.5	$226.1	(1.7)	$(24.9)	(0.6)	$(0.8)	$108.7	$(116.1)	$219.5
Net income	—	—	—	—	—	—	5.5	—	5.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5.2	5.2
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	—	(0.5)	—	—	—	—	(0.5)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 30, 2025	$26.5	$226.6	(1.7)	$(25.4)	(0.6)	$(0.8)	$110.7	$(110.9)	$226.7
Net income	—	—	—	—	—	—	2.6	—	2.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11.8	11.8
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.6)	0.1	0.4	—	—	—	—	(0.2)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	0.1	0.1	—	—	—
At June 29, 2025	26.5	226.8	(1.7)	(25.6)	(0.5)	(0.7)	109.8	(99.1)	237.7

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

During the second quarter of 2026, the Company determined that Superform no longer met the criteria for classification as held for sale. Accordingly, Superform’s results of operations have been reclassified from discontinued operations to continuing operations for all periods presented. Prior-period amounts in the unaudited condensed consolidated statements of income and cash flows and related disclosures have been restated to conform to the current-period presentation. This reclassification had no impact on previously reported net income or total cash flows. The classification of Superform’s assets and liabilities as held for sale in the condensed consolidated balance sheet as of December 31, 2025 has not been revised, as the held-for-sale criteria were met as of that date. See Note 11 Discontinued operations for further information.

The prior-year comparative results also include the results of the Graphic Arts business, which was sold on July 2, 2025. As the disposal did not qualify for presentation as discontinued operations, the historical results of Graphic Arts remain within continuing operations. Accordingly, there are no corresponding Graphic Arts operating results included in the current-year periods.

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

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Second Quarter 2026, ended on  June 28, 2026, and the Second Quarter 2025, ended on  June 29, 2025.

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

Basic and diluted earnings per share were calculated as follows:

	Second Quarter		Year-to-date
In millions except share and per-share data	2026	2025	2026	2025
Basic earnings:
Net income	$4.8	$2.6	$8.4	$8.1

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,751,226	26,749,018	26,635,968	26,741,271
Dilutive effect of potential common stock	470,192	349,179	509,869	402,613
For diluted earnings per share	27,221,418	27,098,197	27,145,837	27,143,884

Earnings per share using weighted average number of ordinary shares outstanding:
Basic earnings per ordinary share	$0.18	$0.10	$0.32	$0.30
Diluted earnings per ordinary share	$0.18	$0.10	$0.31	$0.30

3.       Net Sales

Disaggregated sales disclosures for the Second quarter and first six months of the year ended  June 28, 2026, and June 29, 2025, are included below and in Note 15, Segmental Information.

	Second Quarter
	2026				2025
	Gas				Gas			Graphic
In millions	Cylinders	Elektron	Superform	Total	Cylinders	Elektron	Superform	Arts	Total
Defense, First Response & Healthcare	$19.4	$25.6	$0.1	$45.1	$20.9	$25.5	$0.4	$—	$46.8
Transportation	15.8	9.7	2.1	27.6	17.8	11.2	2.2	—	31.2
Specialty Industrial	11.0	12.0	—	23.0	8.3	13.4	—	6.9	28.6
	$46.2	$47.3	$2.2	$95.7	$47.0	$50.1	$2.6	$6.9	$106.6

	Year-to-date
	2026				2025
	Gas				Gas			Graphic
In millions	Cylinders	Elektron	Superform	Total	Cylinders	Elektron	Superform	Arts	Total
Defense, First Response & Healthcare	$37.5	$48.3	$0.1	$85.9	$40.1	$49.9	$0.6	$—	$90.6
Transportation	31.5	18.9	3.9	54.3	32.6	22.1	3.5	—	58.2
Specialty Industrial	19.0	22.2	—	41.2	15.4	27.5	—	13.4	56.3
	$88.0	$89.4	$4.0	$181.4	$88.1	$99.5	$4.1	$13.4	$205.1

The Company’s performance obligations are satisfied at a point in time, except for certain long-term tooling contracts within the Superform segment, for which revenue is recognized over time as work progresses.

4.       Restructuring

The $1.6 million and $3.8 million of restructuring charges recognized in the second quarter and first six months of 2026, respectively, relate to the continued execution of previously announced restructuring initiatives aimed at reducing our fixed cost structure and enhancing operational alignment, including the centralization of our North American gas cylinders and magnesium powders operations.

These charges comprised $1.4 million and $3.6 million in the second quarter and first six months of 2026, respectively, within the Gas Cylinders segment and $0.1 million and $0.2 million, respectively, within the Elektron segment. The Superform segment also recognized $0.1 million of restructuring costs in the second quarter of 2026.

The charges within the Gas Cylinders segment primarily related to follow-on costs associated with the cessation of manufacturing at our Pomona, California facility in December 2025, including equipment relocation, site reorganization, employee stay incentives and site remediation activities. The charges within the Elektron segment primarily related to shutdown costs associated with the ongoing centralization of our magnesium powders operations.

The $2.0 million and $1.8 million of restructuring charges recognized in the second quarter and first six months of 2025, respectively, predominantly related to initiatives aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, particularly through the reduction of our North American Gas Cylinders footprint. As part of these initiatives, we recognized accelerated depreciation charges of $1.7 million related to property, plant and equipment in the second quarter and first six months of 2025, in accordance with ASC 360. These charges resulted from the strategic decision to relocate certain operations, which shortened the expected useful lives of the affected assets.

Restructuring-related costs by reportable segment were as follows:

	Second Quarter		Year-to-date
In millions	2026	2025	2026	2025
Severance and other costs
Gas Cylinders	$1.3	$0.3	$3.5	$0.4
Elektron	0.1	—	0.2	—
Superform	0.1	—	—	(0.3)
	$1.5	$0.3	$3.7	$0.1
Accelerated depreciation charges
Gas Cylinders	$—	$1.7	$—	$1.7
	$—	$1.7	$—	$1.7
Asset impairments
Gas Cylinders	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

Total restructuring charges	$1.6	$2.0	$3.8	$1.8

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2026
Balance at January 1,	$0.4
Costs incurred	3.7
Cash payments and other	(4.1)
Balance at June 28,	$—

5.       Defined benefit pension credit

On January 8, 2026, the Trustee of the Luxfer Group Pension Plan (“LGPP”) entered into a full buy-in contract with a U.K. insurer, Aviva. The buy-in is designed to substantially match the Plan’s benefit obligations with corresponding cash flow payments from the insurer, with effect from March 2026 payroll, in exchange for an agreed premium.

The buy-in does not constitute a settlement event under ASC 715, Compensation—Retirement Benefits and therefore does not require remeasurement of the Plan’s funded status for the Quarter ended March 29, 2026. Accordingly, the net defined benefit asset recognized at June 28, 2026 remains consistent with the year-end measurement as of December 31, 2025.

The defined benefit pension charge was $0.1 million in the second quarter of 2026, compared to a $0.6 million credit in the second quarter of 2025. For the first six months of 2026, the defined benefit pension charge was $0.1 million, compared to a $1.2 million credit in the first six months of 2025. The year-over-year movements primarily reflect lower expected returns on plan assets compared to the prior year periods. In addition, on January 8, 2026, the Trustee of the Luxfer Group Pension Plan entered into a full buy-in contract with an insurer, which is designed to substantially match the Plan’s future benefit obligations with corresponding insurance cash flows. While the buy-in does not constitute a settlement event under ASC 715 and therefore did not result in a remeasurement of the Plan’s funded status, it has the effect of reducing future variability in pension income. Costs of $0.2 million and $0.3 million were incurred in connection with the buy-in during the second quarter and first six months of 2026, respectively, which offset the underlying pension credit.

6.       Other costs

In the second quarter and first six months of 2026, other costs of $1.2 million and $1.8 million, respectively, comprised primarily legal and due diligence fees, together with financial advisory and other professional fees, incurred in connection with the Company’s strategic review and related transaction process. On July 26, 2026, the Company entered into a Transaction Agreement relating to the proposed acquisition of the Company, as described in Note 16, “Subsequent Events.”

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

The effective income tax rate for the first six months ended  June 28, 2026, was 29.4%, compared to 34.1% for the first six months ended  June 29, 2025.

In 2026 the rate was impacted by non-deductible expenses. Cash income taxes paid, net of refunds, are disclosed within supplementary cash flow information in the Consolidated Statements of Cash Flows.

8.       Supplementary balance sheet information

	June 28,	December 31,
In millions	2026	2025
Accounts and other receivables
Trade receivables	$60.8	$44.6
Related parties	0.1	0.2
Derivative financial instruments	0.1	0.3
Other receivables	4.0	4.9
Total accounts and other receivables	$65.0	$50.0

Inventories
Raw materials and supplies	$43.2	$31.4
Work-in-process	28.7	26.8
Finished goods	30.0	34.2
Total inventories	$101.9	$92.4

Property, plant and equipment, net
Land, buildings and leasehold improvements	$48.5	$48.0
Machinery and equipment	222.5	220.9
Construction in progress	13.9	15.4
Total property, plant and equipment	284.9	284.3
Accumulated depreciation and impairment	(224.9)	(224.1)
Total property, plant and equipment, net	$60.0	$60.2

Current maturities of long-term debt and short-term borrowings
Loan notes	$—	$25.0
Total current maturities of long-term debt and short-term borrowings	$—	$25.0

Other current liabilities
Restructuring provision	$—	$0.4
Short term provision	3.3	3.5
Deferred consideration payable	1.7	1.8
Operating lease liability	3.7	4.2
Advance payments	7.3	6.1
Total other current liabilities	$16.0	$16.0

Other non-current liabilities
Contingent liabilities	$2.5	$4.0
Operating lease liability	7.4	8.0
Other non-current liabilities	0.1	0.2
Total other non-current liabilities	$10.0	$12.2

9.       Goodwill and other identifiable intangible assets

Changes in goodwill during the first six months ended June 28, 2026, were as follows:

	Gas
In millions	Cylinders	Elektron	Total
At January 1, 2026	$27.5	$42.1	$69.6
Exchange difference	(0.5)	(0.3)	(0.8)
Net balance at June 28, 2026	$27.0	$41.8	$68.8

Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of  June 28, 2026 and December 31, 2025.

Identifiable intangible assets consisted of the following:

	Customer	Technology and
In millions	relationships	trading related	Total
Cost:
At January 1, 2026	$15.6	$8.2	$23.8
Exchange movements	—	(0.2)	(0.2)
At June 28, 2026	$15.6	$8.0	$23.6

Accumulated amortization:
At January 1, 2026	$7.6	$5.3	$12.9
Provided during the period	0.2	0.2	0.4
Exchange movements	—	(0.2)	(0.2)
At June 28, 2026	$7.8	$5.3	$13.1

Net book values:
At January 1, 2026	$8.0	$2.9	$10.9
At June 28, 2026	$7.8	$2.7	$10.5

Identifiable intangible asset amortization expense was $0.4 million for the first six months of 2026 and 2025.

Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

10.     Debt

Debt outstanding was as follows:

	June 28,	December 31,
In millions	2026	2025
4.94% Loan Notes paid 2026	$—	$25.0
Revolving credit facility	59.2	15.3
Unamortized debt issuance costs	(0.9)	(0.9)
Total debt	58.3	39.4
Less current portion	—	(25.0)
Non-current debt	$58.3	$14.4

The weighted-average interest rate on the revolving credit facility was 5.50% for the first six months of 2026 and 6.40% for the full-year 2025.

Loan notes and Private Shelf Facility

The $25.0 million Loan Notes and the Private Shelf Facility are governed by the Note Purchase and Private Shelf Agreement. This agreement requires us to maintain compliance with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with the applicable covenants at all quarterly measurement dates from September 30, 2014 through  June 28, 2026.

The $25.0 million Loan Notes matured on June 29, 2026 and were repaid using drawings under the Company’s separate Revolving Credit Facility. The Note Purchase and Private Shelf Agreement is governed by the laws of the State of New York.

Revolving Credit Facility

The Revolving Credit Facility is governed by a separate Multicurrency Revolving Facility Agreement. In July 2025, the Company refinanced the Revolving Credit Facility, maintaining committed capacity of $125.0 million and an additional $25.0 million of uncommitted capacity under an accordion feature, and extending its maturity from October 2026 to July 2030.

During the first six months of 2026, we drew down net $44.5 million on the Revolving Credit Facility and the balance outstanding at  June 28, 2026, was $59.2 million, and at  December 31, 2025, was $15.3 million, with $65.8 million undrawn at  June 28, 2026 and $109.7 million undrawn at  December 31, 2025.

Bank Overdraft

The Company has access to a bank overdraft which is an uncommitted facility with no expiration date, this is reviewed annually and can be cancelled by either the bank or the Company on demand.

11.     Discontinued Operations

Our Superform aluminum superplastic forming business, which historically operated from sites in the U.S. and the U.K., was previously included in the Gas Cylinders segment. As a result of our decision to exit non-strategic aluminum product lines, the results of the Superform business were then presented as discontinued operations.

During the second quarter of 2026, following a period of active marketing in which the Company did not identify a suitable buyer, the Company ceased actively marketing the Superform U.S. business for sale. Improved performance, supported by stronger conditions in the aerospace market, was also considered in reaching this decision. As a result, the Superform U.S. business no longer met the criteria for classification as held for sale or discontinued operations. Accordingly, Superform’s results have been reclassified to continuing operations for all periods presented, and Superform is presented as a separate reportable segment.

At December 31, 2025, the Superform U.S. business met the criteria for classification as held for sale and its assets and liabilities were presented within Current assets held-for-sale and Current liabilities held-for-sale, respectively, in the Consolidated Balance Sheet. The assets and liabilities classified as held for sale at December 31, 2025 were as follows:

Held-for-sale assets	December 31,
In millions	2025
Inventory	$2.9
Prepayments and accrued income	0.5
Accounts and other receivables	2.1
Current assets	$5.5

Total assets	$5.5

Accounts payable	$1.1
Accrued liabilities	0.4
Other current liabilities	1.3
Current liabilities	$2.8

Total liabilities	$2.8

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

12.     Share Plans

Total share-based compensation expense in the Second quarter and first six months of 2026 and 2025 was as follows:

	Second Quarter		Year-to-date
In millions	2026	2025	2026	2025
Total share-based compensation charges	$1.1	$0.9	$2.1	$1.8

In March 2026, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Long Term Umbrella Incentive Plan. The total number of awards issued was approximately 135,000 and the weighted average fair value of options granted in 2026 was estimated to be $11.80 per share.

In June 2026, we issued our annual share-based compensation grants under the Luxfer Holdings PLC Non-Executive Directors' Equity Incentive Plan. The total number of awards issued was approximately 45,000 and the weighted average fair value of options granted was estimated to be $17.85 per share.

The following table illustrates the assumptions used in deriving the fair value of share options granted during 2026 and the year-ended  December 31, 2025:

	2026	2025
Dividend yield (%)	4.40 - 5.52	4.40 - 5.52
Expected volatility range (%)	38.31 - 41.86	38.31 - 41.86
Risk-free interest rate (%)	4.03 - 4.11	4.03 - 4.11
Expected life of share options range (years)	1.00 - 3.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$0.75	$0.75
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo

The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

13.     Shareholders' Equity

Dividends paid and proposed

	Second Quarter		Year-to-date
In millions	2026	2025	2026	2025
Dividends declared and paid during the year:
Interim dividend paid February 5, 2025 ($0.130 per ordinary share)	$—	$—	$—	$3.5
Interim dividend paid May 7, 2025 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend paid February 4, 2026 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend paid May 6, 2026 ($0.130 per ordinary share)	3.4	—	3.4	—
	$3.4	$3.5	$6.9	$7.0

In millions	2026	2025
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared July 7, 2025 and to be paid August 6, 2025 ($0.130 per ordinary share)	$—	$3.5
Interim dividend declared July 6, 2026, and to be paid August 5, 2026 ($0.130 per ordinary share)	3.5	—
	$3.5	$3.5

14.     Segmental Information

We classify our operations into business segments based primarily on shared economic characteristics, including the nature of the products and services; the production processes; the type or class of customer; the methods used to distribute products or provide services; and the nature of the regulatory environment.

For the Second Quarter ended June 28, 2026, the Company operated four business units, which comprise three reportable segments within continuing operations: Gas Cylinders, Elektron and Superform. Luxfer Gas Cylinders forms the Gas Cylinders segment, Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment, and Superform forms the Superform segment.

Prior to its disposal on July 2, 2025, the Luxfer Graphic Arts business was reported as a separate business unit and reportable segment following its disaggregation from the Elektron segment as of December 31, 2023. As a result, Graphic Arts is included within the prior year comparative information.

During the Second Quarter of 2026, the Company ceased actively marketing the Superform business for sale and determined that the business no longer met the criteria for classification as held-for-sale. As the Company is no longer pursuing the disposal of Superform, the business is no longer presented as a discontinued operation and has been reclassified into continuing operations as a separate reportable segment. Prior period comparative information has been restated to reflect this presentation.

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

Superform segment

The Superform segment manufactures highly engineered, superformed aluminum and titanium components primarily for aerospace applications. Its products include complex, lightweight components used in aircraft structures and other applications requiring high-performance formed metal components.

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

Financial information by reportable segment in the Second quarter and first six months of the year ended of 2026 and 2025 were as follows:

	Second Quarter 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$46.2	$47.3	$2.2	$—	$95.7
Manufacturing fixed costs	(6.6)	(8.6)	(0.2)	—	(15.4)
Other cost of sales(1)	(32.0)	(22.7)	(1.1)	—	(55.8)
Other segment items(2)	(4.4)	(7.8)	(0.4)	—	(12.6)
Segment adjusted EBITA	$3.2	$8.2	$0.5	$—	$11.9
Amortization					(0.2)
Share-based compensation charges					(1.1)
Restructuring charges					(1.6)
Other costs					(1.2)
Defined benefit pension charge					(0.1)
Interest expense, net					(1.0)
Income before tax from continuing operations					$6.7

	Second Quarter 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$47.0	$50.1	$2.6	$6.9	$106.6
Manufacturing fixed costs	(7.6)	(8.3)	(0.3)	(2.1)	(18.3)
Other cost of sales(1)	(31.3)	(26.7)	(1.6)	(4.0)	(63.6)
Other segment items(2)	(4.1)	(7.4)	(0.4)	(1.6)	(13.5)
Segment adjusted EBITA	$4.0	$7.7	$0.3	$(0.8)	$11.2
Amortization					(0.2)
Share-based compensation charges					(0.9)
Restructuring charges					(2.0)
Loss on assets held for sale					(2.8)
Disposal costs					(0.1)
Defined benefit pension credit					0.6
Interest expense, net					(0.9)
Income before tax from continuing operations					$4.9

In the second quarter of 2026 and 2025 there were no sales made between our segments.

14.     Segmental Information (continued)

	Year-to-date 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$88.0	$89.4	$4.0	$—	$181.4
Manufacturing fixed costs	(13.2)	(16.5)	(0.4)	—	(30.1)
Other cost of sales(1)	(60.0)	(42.2)	(2.1)	—	(104.3)
Other segment items(2)	(8.5)	(15.4)	(1.3)	—	(25.2)
Segment adjusted EBITA	$6.3	$15.3	$0.2	$—	$21.8
Amortization					(0.4)
Share-based compensation charges					(2.1)
Restructuring charges					(3.8)
Other costs					(1.8)
Defined benefit pension charge					(0.1)
Interest expense, net					(1.7)
Income before tax from continuing operations					$11.9

	Year-to-date 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$88.1	$99.5	$4.1	$13.4	$205.1
Manufacturing fixed costs	(15.1)	(15.5)	(0.7)	(4.0)	(35.3)
Other cost of sales(1)	(59.3)	(54.2)	(2.6)	(7.5)	(123.6)
Other segment items(2)	(7.9)	(14.8)	(0.8)	(3.0)	(26.5)
Segment adjusted EBITA	$5.8	$15.0	$—	$(1.1)	$19.7
Amortization					(0.4)
Share-based compensation charges					(1.8)
Restructuring charges					(1.8)
Loss on assets held for sale					(2.8)
Disposal costs					(0.1)
Defined benefit pension credit					1.2
Interest expense, net					(1.7)
Income before tax from continuing operations					$12.3

In the first six months of 2026 there were $0.1 million sales between our Elektron segment and Superform segment (2025: $0.1 million sales between our Elektron segment and Graphic Arts segment).

(1) Other cost of sales includes material costs and variable costs.

(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

	Depreciation and amortization				Restructuring charges / (credit)
	Second Quarter		Year-to-date		Second Quarter		Year-to-date
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Gas Cylinders segment	$0.6	$0.9	$1.3	$1.7	$1.4	$2.0	$3.6	$2.1
Elektron segment	1.6	1.6	3.2	3.2	0.1	—	0.2	—
Superform segment	—	—	—	—	0.1	—	—	(0.3)
Consolidated	$2.2	$2.5	$4.5	$4.9	$1.6	$2.0	$3.8	$1.8

14.     Segmental Information (continued)

	Total assets		Capital expenditures
	June 28,	December 31,	Second Quarter		Year-to-date
In millions	2026	2025	2026	2025	2026	2025
Gas Cylinders segment	$124.4	$121.8	$0.6	$0.5	$1.3	$0.8
Elektron segment	186.4	171.0	2.0	1.1	3.4	2.1
Superform segment	6.7	5.5	—	0.2	0.1	0.2
Graphic Arts segment	—	—	—	—	—	0.1
Total reportable segments	$317.5	$298.3	$2.6	$1.8	$4.8	$3.2
Other	71.5	71.4	—	—	—	—
Consolidated	$389.0	$369.7	$2.6	$1.8	$4.8	$3.2

	Property, plant and equipment, net
	June 28,	December 31,
In millions	2026	2025
U.S.	$23.6	$23.3
United Kingdom	33.8	34.1
Canada	2.3	2.5
Asia Pacific	0.3	0.3
	$60.0	$60.2

The following tables present certain geographic information by geographic region for the Second quarter and first six months ended  June 28, 2026, and June 29, 2025:

	Net Sales(1)
	Second Quarter				Year-to-date
	2026		2025		2026		2025
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$62.8	65.6%	$65.9	61.9%	$116.9	64.5%	$129.0	62.9%
United Kingdom	4.0	4.2%	6.4	6.0%	8.1	4.5%	12.1	5.9%
France	3.0	3.1%	2.7	2.5%	4.7	2.6%	5.1	2.5%
Germany	3.8	4.0%	5.3	5.0%	6.8	3.7%	11.2	5.5%
Canada	3.5	3.7%	2.8	2.6%	7.3	4.0%	5.8	2.8%
Top five countries	$77.1	80.6%	$83.1	78.0%	$143.8	79.3%	$163.2	79.6%
Rest of Europe	7.2	7.5%	7.0	6.6%	14.9	8.2%	14.5	7.1%
Asia Pacific	7.0	7.3%	13.8	12.9%	16.3	9.0%	23.0	11.2%
Rest of the World (2)	4.4	4.6%	2.7	2.5%	6.4	3.5%	4.4	2.1%
	$95.7		$106.6		$181.4		$205.1

(1) Net sales are based on the geographic destination of sale.

(2) Rest of the World comprises South America, Latin and South America, Africa and the Middle East.

15.     Commitments and Contingencies

Committed and uncommitted banking facilities

The Company had committed banking facilities of $125.0 million at  June 28, 2026 and December 31, 2025. Of these committed facilities, $59.2 million was drawn at  June 28, 2026 and $15.3 million at  December 31, 2025. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at  June 28, 2026 and December 31, 2025.

	Uncommitted Facilities
	June 28, 2026		December 31, 2025
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.7	$0.2	$0.7	$0.2
Letters of Credit	6.0	2.8	6.0	3.5
Overdraft	8.0	—	8.0	—
Accordion	25.0	—	25.0	—
	$39.7	$3.0	$39.7	$3.7

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

16.     Subsequent Events

On July 26, 2026, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Double Eagle Acquisition Buyer, Inc., a Delaware corporation (“Buyer”). Buyer is a newly formed holding company owned by funds managed by Wynnchurch Capital L.P. (“Wynnchurch”). Pursuant to the Transaction Agreement, upon the terms and subject to the conditions set forth therein, Buyer will acquire the entire issued share capital of the Company (the “Transaction”), pursuant to a court sanctioned English law scheme of arrangement under Part 26 of the Companies Act 2006 (the “Scheme of Arrangement”).

The board of directors of the Company (the “Company Board”) (i) approved and declared the Transaction Agreement, and the transactions contemplated thereby, including the Transaction, the Scheme of Arrangement and the other transactions contemplated thereby fair to and in the best interests of the Company and its shareholders as a whole, (ii) declared that it is advisable and in the best interests of the Company’s shareholders that the Company enter into the Transaction Agreement and consummate the Transaction, the Scheme of Arrangement and the other transactions contemplated thereby, on the terms and subject to the conditions set forth therein, (iii) directed that an application be made to the High Court of Justice in England and Wales (the “Court”) to seek directions relating to the Scheme of Arrangement and (iv) resolved that it will, subject to the terms and conditions of the Transaction Agreement, recommend that the Company’s shareholders vote in favor of all of the resolutions comprising the Company Shareholder Approval (as defined in the Transaction Agreement) at duly held meetings of such shareholders for such purposes.

Upon the terms and subject to the conditions set forth in the Transaction Agreement and the Scheme of Arrangement, at the effective time of the Transaction (the “Effective Time”), all of the ordinary shares of the Company then outstanding will be transferred from the Company’s shareholders to Buyer, and the Company’s shareholders will be entitled, pursuant to and in accordance with the terms of the Scheme of Arrangement, to receive $17.37 in cash per ordinary share (the “Consideration”).

Subject to certain exceptions, the Company has agreed not to solicit, initiate, knowingly induce, knowingly facilitate or knowingly encourage any inquiries, proposals or offers that constitute, relate to or that could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Transaction Agreement), or take certain other restricted actions in connection therewith. Notwithstanding the foregoing, if prior to obtaining the Company Shareholder Approval, the Company receives a bona fide, written Acquisition Proposal that did not result from a material breach of the non-solicitation provisions of the Transaction Agreement that the Company Board determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Transaction Agreement), and, after consultation with the Company’s outside legal counsel, that the failure to take the following actions would be inconsistent with its fiduciary duties, then the Company may take certain actions to participate in discussions and negotiations and furnish information with respect to such Acquisition Proposal.

Consummation of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions set forth in the Transaction Agreement, including (i) obtaining the Company Shareholder Approval, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and approvals and clearance under the antitrust laws and foreign investment laws of certain other jurisdictions, (iii) the absence of certain orders or laws prohibiting the consummation of the Transaction, and (iv) the sanctioning of the Scheme of Arrangement by the Court and the delivery of the Court order to the Registrar of Companies in England and Wales. The obligation of each party to consummate the Transaction is also subject to other customary closing conditions, including the absence of a material adverse effect with respect to the Company, the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Transaction Agreement, and compliance in all material respects with the other party’s obligations under the Transaction Agreement.

The Transaction Agreement contains certain customary termination rights for the Company and Buyer, including (i) by the mutual written consent of the parties, (ii) if the closing does not occur by February 26, 2027 (the “End Date”), (iii) a court or governmental authority of competent jurisdiction has issued a final and non-appealable order or taken any other action permanently enjoining, restraining or otherwise prohibiting the consummation of the Transaction, (iv) if the Court affirmatively declines or refuses to sanction the Scheme of Arrangement, (v) the meeting of the Company’s shareholders to be held as the Court may direct in relation to the Scheme of Arrangement (the “Scheme Meeting”) and the general meeting of the Company’s shareholders to be convened in connection with the Scheme of Arrangement (the “Company GM”) have been held and the Company Shareholder Approval has not been obtained, (vi) by Buyer, if the Company Board effects an Adverse Recommendation Change (as defined in the Transaction Agreement) or if the Company materially or intentionally breaches its non-solicitation obligations, (vii) by the Company, if the Company Board effects an Adverse Recommendation Change in respect of a Superior Proposal in accordance with the Transaction Agreement, or (viii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Transaction set forth in the Transaction Agreement to not be satisfied, and such party fails to cure such breach.

16.     Subsequent Events (continued)

Upon termination of the Transaction Agreement in accordance with its terms, under specified circumstances, including (i) by the Company to accept a Superior Proposal, or (ii) by Buyer if the Company Board changes, withholds or withdraws its recommendation to the Company’s shareholders or the Company materially or intentionally breaches its non-solicitation obligations, in each case, prior to the receipt of the Company Shareholder Approval, the Company will be required to pay Buyer a fee (the “Company Termination Payment”) of $18,000,000. The Company is also required to pay the Company Termination Payment if Buyer terminates the Transaction Agreement due to the failure of the closing date to occur by the End Date and at such time Buyer could have terminated pursuant to the foregoing clause (ii). The Company is also required to pay the Company Termination Payment if (a)(I) the Company or Buyer terminates the Transaction Agreement due to (x) the failure of the closing to occur by the End Date or (y) the failure to obtain the Company Shareholder Approval following the completion of the Scheme Meeting and the Company GM, or (II) Buyer terminates the Transaction Agreement if the Company breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Transaction to not be satisfied and fails to cure such breach, (b) following the execution of the Transaction Agreement, an Acquisition Proposal is made directly to the Company’s shareholders or is otherwise publicly disclosed and, in each case of clause (a)(I)(y) or clause (a)(II), not withdrawn within five (5) Business Days prior to any other termination, and (c) within twelve (12) months after the date of such termination, the Company enters into a definitive agreement in respect of such Acquisition Proposal (whether or not such Acquisition Proposal is subsequently consummated), or an Acquisition Proposal is consummated.

If the Company terminates the Transaction Agreement (i) due to Buyer breaching its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Transaction to not be satisfied and fails to cure such breach or (ii) if all conditions to the Transaction have been and continue to be satisfied (subject to customary exceptions), and Buyer fails to consummate the Transaction after receiving written notice from the Company, then Buyer will be required to pay the Company a fee (the “Buyer Termination Payment”) equal to $32,250,000 in cash. Buyer is also required to pay the Buyer Termination Payment if Buyer terminates the Transaction Agreement due to the failure of the closing date to occur by the End Date and at such time the Company could have terminated pursuant to the foregoing clauses (i) or (ii).

Buyer has obtained an equity financing commitment from a fund managed by Wynnchurch and a debt financing commitment from funds managed by an institutional lender for the Transaction, the aggregate proceeds of which will be sufficient for Buyer to pay the aggregate Consideration, any amounts required to repay the Company’s existing indebtedness as set forth in the Transaction Agreement, and all related fees and expenses of Buyer in connection with the transactions contemplated by the Transaction Agreement. The obligations of the equity investor to provide equity financing under the equity commitment letter are subject to customary conditions and the obligations of the lenders to provide debt financing under the debt commitment letter are subject to customary conditions. The consummation of the Transaction is not subject to any financing condition.

The equity investor has also provided a guarantee in favor of the Company, to guarantee, subject to certain limitations set forth therein (including the satisfaction or waiver of certain of the conditions set forth in the Transaction Agreement), the payment by Buyer of the Buyer Termination Payment and certain indemnity and reimbursement obligations of Buyer to the extent payable by Buyer in accordance with the terms of the Transaction Agreement.

Concurrent with the execution of the Transaction Agreement, Buyer entered into Voting Agreements with certain executive officers of the Company, solely in their capacity as shareholders of the Company providing that, among other things, subject to the terms and conditions set forth therein, such shareholders of the Company will support the Transaction and the transactions contemplated thereby, including by voting their ordinary shares in favor of the Scheme of Arrangement at the Scheme Meeting and the shareholder resolution at the Company GM.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Information regarding forward-looking statements

This Interim Report on Form 10-Q contains certain statements, statistics and projections that are, or may be, forward-looking, including with respect to the Transaction. These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. The accuracy and completeness of all such statements, including, without limitation, statements regarding our future financial position, strategy, plans and objectives for the management of future operations, is not warranted or guaranteed. These statements typically contain words such as "believes," "intends," "expects," "anticipates," "estimates," "may," "will," "should" and words of similar import. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on circumstances that will occur in the future. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in such statements are reasonable, no assurance can be given that such expectations will prove to be correct. There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, factors identified in "Business," "Risk factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or elsewhere in this Interim Report, as well as:

•	uncertainties as to the timing of the proposed Transaction;
•	the risk that competing offers or acquisition proposals will be made;
•

the possibility that various conditions to the consummation of the proposed Transaction contained in the Transaction Agreement may not be satisfied or waived (including, but not limited to, the failure to obtain the Company Shareholder Approval and the failure to obtain the sanction of the Court);

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Transaction Agreement;
•

the effects of disruption from the transactions contemplated by the Transaction Agreement and the impact of the announcement and pendency of the Transaction on the Company’s business, including its ability to retain and hire key personnel and maintain relationships with customers;

•	the risk that any announcements relating to the Transaction could have adverse effects on the market price of the Company’s ordinary shares;
•	the risk of any unexpected costs or expenses resulting from the Transaction;
•	the risk that shareholder litigation in connection with the Transaction may result in significant costs of defense, indemnification and liability;
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

Recent Developments

On July 26, 2026, the Company entered into the Transaction Agreement with Buyer. Pursuant to the Transaction Agreement, upon the terms and subject to the conditions set forth therein, Buyer will acquire the entire issued share capital of the Company pursuant to the Scheme of Arrangement. Upon the terms and subject to the conditions set forth in the Transaction Agreement and the Scheme of Arrangement, at the Effective Time, all of the ordinary shares of the Company then outstanding will be transferred from the Company’s shareholders to Buyer, and the Company’s shareholders will be entitled, pursuant to and in accordance with the terms of the Scheme of Arrangement, to receive $17.37 in cash per ordinary share. The Company Board approved and declared the Transaction Agreement, and the transactions contemplated thereby, including the Transaction, the Scheme of Arrangement and the other transactions contemplated thereby fair to and in the best interests of the Company and its shareholders as a whole. See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information.

Key trends regarding our existing business

Operating objectives and trends

In 2026, we expect the following operating objectives and trends to impact our business:

•	Execution of the proposed Transaction;

•	Focus on navigating near-term uncertainties while maintaining strategic discipline for long-term growth;

•	Completion of the centers of excellence programs involving footprint optimization, manufacturing excellence through automation and margin improvement;

•	Navigating market volatility, tariffs and wider impact from these, including alternative sourcing arrangements for rare earth materials;

•	Execution of select capital investment projects to support our strategy of profitable growth while improving our infrastructure;

•	Continued emphasis on operating cash generation and maintaining strong working capital performance; and

•	Focus on recruiting, developing, maintaining talent, and driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated results of operations for Luxfer in the Second Quarter of 2026 and 2025 were as follows:

	Second Quarter		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$95.7	$106.6	(10.2)%
Cost of goods sold	(71.2)	(81.9)	(13.1)%
Gross profit	24.5	24.7	(0.8)%
% of net sales	25.6%	23.2%	2.4
Selling, general and administrative expenses	(12.3)	(13.5)	(8.9)%
% of net sales	12.9%	12.7%	0.2
Research and development	(1.6)	(1.1)	45.5%
% of net sales	1.7%	1.0%	0.7
Restructuring charges	(1.6)	(2.0)	(20.0)%
% of net sales	1.7%	1.9%	(0.2)
Disposal related costs	—	(0.1)	(100.0)%
% of net sales	—%	0.1%	(0.1)
Loss on disposal of assets held-for-sale	—	(2.8)	(100.0)%
% of net sales	—%	2.6%	(2.6)
Other costs	(1.2)	—	n/a
% of net sales	1.3%	—%	1.3
Operating income	7.8	5.2	50.0%
% of net sales	8.2%	4.9%	3.3
Net interest expense	(1.0)	(0.9)	11.1%
% of net sales	1.0%	0.8%	0.2
Defined benefit pension (charge) / credit	(0.1)	0.6	(116.7)%
% of net sales	0.1%	0.6%	(0.5)
Income before income taxes	6.7	4.9	36.7%
% of net sales	7.0%	4.6%	2.4
Provision for income taxes	(1.9)	(2.3)	(17.4)%
Effective tax rate	28.4%	46.9%	(18.5)
Net income from continuing activities	$4.8	$2.6	84.6%
% of net sales	5.0%	2.4%	2.6

The consolidated results of operations for Luxfer in the first six months of 2026 and 2025 were as follows:

	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$181.4	$205.1	(11.6)%
Cost of goods sold	(134.4)	(158.9)	(15.4)%
Gross profit	$47.0	$46.2	1.7%
% of net sales	25.9%	22.5%	3.4
Selling, general and administrative expenses	(24.7)	(26.5)	(6.8)%
% of net sales	13.6%	12.9%	0.7
Research and development	(3.0)	(2.2)	36.4%
% of net sales	1.7%	1.1%	0.6
Restructuring charges	(3.8)	(1.8)	111.1%
% of net sales	2.1%	0.9%	1.2
Disposal related costs	—	(0.1)	(100.0)%
% of net sales	—%	—%	—
Loss on disposal of assets held-for-sale	—	(2.8)	(100.0)%
% of net sales	—%	1.4%	(1.4)
Other costs	(1.8)	—	n/a
% of net sales	1.0%	—%	1.0
Operating income	13.7	12.8	7.0%
% of net sales	7.6%	6.2%	1.4
Net interest expense	(1.7)	(1.7)	0.0%
% of net sales	0.9%	0.8%	0.1
Defined benefit pension (charge) / credit	(0.1)	1.2	(108.3)%
% of net sales	0.1%	0.6%	(0.5)
Income from continuing operations	11.9	12.3	(3.3)%
% of net sales	6.6%	6.0%	0.6
Provision for income taxes	(3.5)	(4.2)	(16.7)%
Effective tax rate	29.4%	34.1%	(4.7)
Net income from continuing operations	8.4	8.1	3.7%
% of net sales	4.6%	3.9%	0.7

Net sales

On a comparable basis, excluding the impact of foreign currency movements and sales attributable to Superform and Graphic Arts, net sales decreased by 3.1% in the second quarter and by 5.8% in the first six months of 2026. Foreign currency movements reduced net sales by $0.6 million in the second quarter and increased net sales by $0.6 million in the first six months of 2026. Combined sales of Superform and Graphic Arts for the second quarters of 2026 and 2025 were $2.2 million and $9.5 million and $4.0 million and $17.5 million in the first six months of 2026 and 2025, respectively.

Revenue was positively impacted in the quarter from:

•	Increased sales of magnesium powders for defense use;
•	Strong demand for industrial gas cylinders;
•	Increased sales of Alternative Fuel (“AF”) cylinders; and
•	Continued strength in sales of magnesium aerospace alloys.

These increases were offset by:

•	Lower sales of flameless ration heaters for Meals Ready to Eat (“MREs”) with historically high order levels in the prior year;
•	Lower sales of aerospace cylinders, including those serving commercial aircraft and space exploration programs;
•	Reduced sales of SCBA cylinders;
•	Lower sales of RotaMag® magnesium alloys used in high-performance automotive applications; and
•	Reduced sales of zirconium used in industrial applications.

Further to the above, the first six months of 2026 were also significantly affected by lower sales of zirconium products used for pharmaceutical applications and automotive catalysis.

Gross profit

Excluding Superform and Graphic Arts, gross profit as a percentage of sales increased by 2.3 percentage points and 2.5 percentage points in the second quarter and first six months of 2026, respectively, compared to the corresponding periods in 2025. The increases in both periods were primarily the result of pricing actions and cost reduction initiatives, partially offset by adverse sales mix and inflationary cost pressures.

Selling, general and administrative expenses ("SG&A")

Excluding Superform and Graphic Arts, SG&A costs as a percentage of sales in 2026 from 2025 have increased by 0.7 percentage points and 0.9 percentage points in the second quarter and first six months respectively. This is a result of inflationary cost rises and lower sales in the quarter as explained above.

Research and development costs

Excluding Superform and Graphic Arts, research and development costs as a percentage of sales increased by 0.6 percentage points in both the second quarter and first six months of 2026 compared to the corresponding periods in 2025, primarily as a result an increase in magnesium alloy R&D activities.

Restructuring charges

The $1.6 million and $3.8 million of restructuring charges recognized in the second quarter and first six months of 2026, respectively, relate to the continued execution of previously announced restructuring initiatives aimed at reducing our fixed cost structure and enhancing operational alignment, including footprint consolidation projects impacting both North American gas cylinders and magnesium powders operations.

The $2.0 million and $1.8 million of restructuring charges recognized in the second quarter and first six months of 2025, respectively, predominantly related to initiatives aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, particularly through the reduction of our North American Gas Cylinders footprint. As part of these initiatives, we recognized accelerated depreciation charges of $1.7 million related to property, plant and equipment in the second quarter and first six months of 2025, in accordance with ASC 360. These charges resulted from the strategic decision to relocate certain operations, which shortened the expected useful lives of the affected assets.

Disposal related costs

Disposal related costs of $0.1 million in the second quarter and first six months respectively of 2025 were incurred in relation to the divestiture of our Graphic Arts segment.

Loss on disposal of assets held for sale

Loss on held-for-sale asset group decreased by $2.8 million in both the second quarter and first six months of 2026 compared to the corresponding periods in 2025. In the second quarter of 2025, the Company recognized a $2.8 million loss related to the Superform asset group to adjust its carrying amount to estimated fair value less costs to sell, reflecting revised expectations regarding the sale. No comparable charge was recognized in 2026.

Other Costs

In the second quarter and first six months of 2026, other costs of $1.2 million and $1.8 million, respectively, comprised primarily legal and due diligence fees, together with financial advisory and other professional fees, incurred in connection with the Company’s strategic review and related transaction process.

Net Interest Expense

Net interest expense increased by $0.1 million, or 11.1%, to $1.0 million in the Second Quarter of 2026 from $0.9 million in the Second Quarter of 2025, primarily due to higher borrowings incurred in relation to higher inventory levels as we executed footprint consolidation projects. Net interest expense was $1.7 million in both the first six months of 2026 and 2025.

Defined benefit pension credit

The defined benefit pension charge was $0.1 million in the second quarter of 2026, compared to a $0.6 million credit in the second quarter of 2025. For the first six months of 2026, the defined benefit pension charge was $0.1 million, compared to a $1.2 million credit in the first six months of 2025. The year-over-year movements primarily reflect lower expected returns on plan assets compared to the prior year periods. In addition, on January 8, 2026, the Trustee of the Luxfer Group Pension Plan entered into a full buy-in contract with an insurer, which is designed to substantially match the Plan’s future benefit obligations with corresponding insurance cash flows. While the buy-in does not constitute a settlement event under ASC 715 and therefore did not result in a remeasurement of the Plan’s funded status, it has the effect of reducing future variability in pension income. Costs of $0.2 million and $0.3 million were incurred in connection with the buy-in during the second quarter and first six months of 2026, respectively, which offset the underlying pension credit.

Provision for income taxes

The movement in the year to date statutory effective tax rate from 34.1% in 2025, to 29.4% in 2026, was primarily due to non-deductible expenses in both years.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES

The following tables of non-GAAP summary financial data present a reconciliation of net income and diluted earnings per ordinary share to adjusted net income, adjusted EBITA, adjusted income before income taxes, adjusted EBITDA, adjusted earnings per ordinary share, adjusted provision for income taxes and adjusted effective tax rate, for the periods presented, being the most comparable GAAP measures. Management believes that adjusted net income, adjusted earnings per share, adjusted EBITA and adjusted EBITDA are key performance indicators (“KPIs”) used by the investment community and that such presentation enhances an investor’s understanding of the Company's operational results. In addition, Luxfer's CEO and other senior management use these KPIs, among others, to evaluate business performance. However, investors should not consider adjusted net income, adjusted earnings per share, adjusted EBITA or adjusted EBITDA in isolation or as alternatives to net income and earnings per share when evaluating Luxfer's operating performance or measuring Luxfer's profitability.

In 2024, the Company initiated a process to divest the Graphic Arts business, which was concluded in July 2025. While Graphic Arts did not meet the “strategic shift” criteria outlined in ASC 205-20 for classification as a discontinued operation, management believes it is appropriate to separately present the results of Graphic Arts in the tables below to provide a more complete financial summary for the periods presented.

During the second quarter of 2026, the Company ceased actively marketing the Superform business for sale and, as a result, Superform no longer met the criteria for classification as held for sale or discontinued operations. The decision to cease active marketing reflected, in part, improved performance supported by stronger conditions in the aerospace market. Prior-period amounts in the tables below have been restated to reflect Superform within continuing operations and its separate presentation in these tables. Notwithstanding this change in classification, management continues to consider Superform to be a non-core business. Accordingly, the tables below separately present the results of Superform to provide investors with greater transparency regarding the performance of the Company’s core continuing operations.

	Second Quarter
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Net income / (loss)	$4.8	$0.1	$4.7	$2.6	$(3.0)	$5.6
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Disposal related charge	—	—	—	0.1	—	0.1
Defined benefit pension charge / (credit)	0.1	—	0.1	(0.6)	—	(0.6)
Restructuring charge	1.6	0.1	1.5	2.0	—	2.0
Other costs	1.2	—	1.2	—	—	—
Loss on disposal of assets held-for-sale	—	—	—	2.8	2.8	—
Share-based compensation charge	1.1	0.1	1.0	0.9	0.1	0.8
Income tax on adjusted items	(0.9)	—	(0.9)	—	—	—
Adjusted net income	$8.1	$0.3	$7.8	$8.0	$(0.1)	$8.1
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.18	$—	$0.18	$0.10	$(0.11)	$0.21
Impact of adjusted items	0.12	0.01	0.11	0.20	0.11	0.09
Adjusted diluted earnings per ordinary share	$0.30	$0.01	$0.29	$0.30	$—	$0.30

	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Net income / (loss)	$8.4	$(0.1)	$8.5	$8.1	$(3.3)	$11.4
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.4	—	0.4	0.4	—	0.4
Disposal related charge	—	—	—	0.1	—	0.1
Defined benefit pension charge / (credit)	0.1	—	0.1	(1.2)	—	(1.2)
Restructuring charge	3.8	—	3.8	1.8	(0.3)	2.1
Other costs	1.8	—	1.8	—	—	—
Loss on disposal of assets held-for-sale	—	—	—	2.8	2.8	—
Share-based compensation charge	2.1	0.2	1.9	1.8	0.2	1.6
Income tax on adjusted items	(1.5)	—	(1.5)	—	—	—
Adjusted net income / (loss)	$15.1	$0.1	$15.0	$13.8	$(0.6)	$14.4
Adjusted earnings per ordinary share (1)
Diluted earnings / (loss) per ordinary share	$0.31	$—	$0.31	$0.30	$(0.12)	$0.42
Impact of adjusted items	0.25	—	0.25	0.21	0.10	0.11
Adjusted diluted earnings / (loss) per ordinary share	$0.56	$—	$0.56	$0.51	$(0.02)	$0.53

(1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Second Quarter
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income / (loss)	$8.1	$0.3	$7.8	$8.0	$(0.1)	$8.1
Add back:
Income tax on adjusted items	0.9	—	0.9	—	—	—
Provision for income taxes	1.9	0.2	1.7	2.3	(0.3)	2.6
Net finance costs	1.0	—	1.0	0.9	(0.1)	1.0
Adjusted EBITA	11.9	0.5	11.4	11.2	(0.5)	11.7
Depreciation	2.0	—	2.0	2.3	—	2.3
Adjusted EBITDA	$13.9	$0.5	$13.4	$13.5	$(0.5)	$14.0

	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income / (loss)	$15.1	$0.1	$15.0	$13.8	$(0.6)	$14.4
Add back:
Income tax on adjusted items	1.5	—	1.5	—	—	—
Provision for income taxes	3.5	0.1	3.4	4.2	(0.3)	4.5
Net finance costs	1.7	—	1.7	1.7	(0.2)	1.9
Adjusted EBITA	21.8	0.2	21.6	19.7	(1.1)	20.8
Depreciation	4.1	—	4.1	4.5	—	4.5
Adjusted EBITDA	$25.9	$0.2	$25.7	$24.2	$(1.1)	$25.3

	Second Quarter
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income / (loss)	$8.1	$0.3	$7.8	$8.0	$(0.1)	$8.1
Add back:
Income tax on adjusted items	0.9	—	0.9	—	—	—
Provision for income taxes	1.9	0.2	1.7	2.3	(0.3)	2.6
Adjusted income before income taxes	10.9	0.5	10.4	10.3	(0.4)	10.7
Adjusted provision for income taxes	$2.8	$0.2	$2.6	$2.3	$(0.3)	$2.6
Adjusted effective tax rate	25.7%	40.0%	25.0%	22.3%	75.0%	24.3%

	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income / (loss)	$15.1	$0.1	$15.0	$13.8	$(0.6)	$14.4
Add back:
Income tax on adjusted items	1.5	—	1.5	—	—	—
Provision / (credit) for income taxes	3.5	0.1	3.4	4.2	(0.3)	4.5
Adjusted income before income taxes	20.1	0.2	19.9	18.0	(0.9)	18.9
Adjusted provision / (credit) for income taxes	$5.0	$0.1	$4.9	$4.2	$(0.3)	$4.5
Adjusted effective tax rate	24.9%	50.0%	24.6%	23.3%	33.3%	23.8%

	Second Quarter 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$3.2	$8.2	$0.5	$—
Depreciation	0.6	1.4	—	—
Segment adjusted EBITDA	$3.8	$9.6	$0.5	$—

	Year-to-date 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$6.3	$15.3	$0.2	$—
Depreciation	1.3	2.8	—	—
Segment adjusted EBITDA	$7.6	$18.1	$0.2	$—

	Second Quarter 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$4.0	$7.7	$0.3	$(0.8)
Depreciation	0.9	1.4	—	—
Segment adjusted EBITDA	$4.9	$9.1	$0.3	$(0.8)

	Year-to-date 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$5.8	$15.0	$—	$(1.1)
Depreciation	1.7	2.8	—	—
Segment adjusted EBITDA	$7.5	$17.8	$—	$(1.1)

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of our reportable segments, Gas Cylinders, Elektron and Superform. The Graphic Arts business was sold on July 2, 2025 and is therefore excluded from the current period discussion.

Adjusted EBITA, which is our segment income metric, represents net income adjusted for share-based compensation charges, restructuring charges, loss on disposal of assets held-for-sale, disposal costs, other costs, net interest expenses, defined benefit pension charge / credit, provision for taxes and amortization. A reconciliation to pre-tax income can be found in Note 14 to the condensed consolidated financial statements. Adjusted EBITDA, as shown below, represents adjusted EBITA less depreciation. Management believes that adjusted EBITA and adjusted EBITDA are key performance indicators ("KPIs") used by the investment community and that such presentation will enhance an investor’s understanding of the Company's operational results. Adjusted EBITDA is reconciled to adjusted EBITA above.

GAS CYLINDERS

The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Net sales	$46.2	$47.0	(1.7)%	$88.0	$88.1	(0.1)%
Adjusted EBITA	3.2	4.0	(20.0)%	6.3	5.8	8.6%
Adjusted EBITDA	$3.8	$4.9	(22.4)%	7.6	7.5	1.3%
Adjusted EBITA % of net sales	6.9%	8.5%	(1.6)	7.2%	6.6%	0.6
Adjusted EBITDA % of net sales	8.2%	10.4%	(2.2)	8.6%	8.5%	0.1

Net sales

The 1.7% decrease in Gas Cylinders sales in the second quarter of 2026 from 2025 was primarily the result of lower sales of cylinders serving space exploration programs and SCBA cylinders, partially offset by strong demand for industrial cylinders and increased sales of Alternative Fuel (“AF”) cylinders.

Further to the above, sales in the first six months of 2026 decreased by 0.1%, with strong demand for industrial and AF cylinders substantially offsetting lower sales of SCBA cylinders, aerospace cylinders serving space exploration programs and cylinders used in aircraft safety systems.

Adjusted EBITA

The 1.6 percentage point decrease in adjusted EBITA for Gas Cylinders as a percentage of net sales in the second quarter of 2026 compared to 2025 was primarily the result of adverse sales mix and inflationary cost pressures, partially offset by pricing actions and cost reduction initiatives. For the first six months of 2026, adjusted EBITA as a percentage of net sales increased by 0.6 percentage points, as the benefits of pricing actions and cost reduction initiatives more than offset adverse sales mix and inflationary cost pressures.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

ELEKTRON

The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Net sales	$47.3	$50.1	(5.6)%	$89.4	$99.5	(10.2)%
Adjusted EBITA	8.2	7.7	6.5%	15.3	15.0	2.0%
Adjusted EBITDA	$9.6	$9.1	5.5%	18.1	17.8	1.7%
Adjusted EBITA % of net sales	17.3%	15.4%	1.9	17.1%	15.1%	2.0
Adjusted EBITDA % of net sales	20.3%	18.2%	2.1	20.2%	17.9%	2.3

Net sales

The 5.6% decrease in Elektron sales in the second quarter of 2026 from 2025 was primarily the result of lower sales of flameless ration heaters for Meals Ready to Eat (“MREs”), RotaMag® magnesium alloys and zirconium products, partially offset by increased sales of magnesium powders for defense use and magnesium aerospace alloys.

Further to the above, the 10.2% decrease in sales in the first six months of 2026 was also significantly affected by lower sales of zirconium products used for pharmaceutical applications.

Adjusted EBITA

The 1.9 percentage point and 2.0 percentage point increases in adjusted EBITA for Elektron as a percentage of net sales in the second quarter and first six months of 2026, respectively, compared to the corresponding periods in 2025 were primarily the result of pricing actions and cost reduction initiatives, partially offset by adverse sales mix and inflationary cost pressures.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

SUPERFORM

The net sales, adjusted EBITA and adjusted EBITDA for Superform were as follows:

	Second Quarter		% / point change	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Net sales	$2.2	$2.6	(15.4)%	$4.0	$4.1	(2.4)%
Adjusted EBITA	0.5	0.3	66.7%	0.2	—	n/a
Adjusted EBITDA	$0.5	$0.3	66.7%	0.2	—	n/a
Adjusted EBITA % of net sales	22.7%	11.5%	11.2	5.0%	0.0%	5.0
Adjusted EBITDA % of net sales	22.7%	11.5%	11.2	5.0%	0.0%	5.0

Net sales

The 15.4% decrease in Superform sales in the second quarter of 2026 from 2025 was primarily the result of lower sales of components serving defense aerospace, automotive and rail applications, partially offset by increased sales of components serving commercial aerospace applications.

Further to the above, sales in the first six months of 2026 decreased by 2.4%, as increased sales of commercial aerospace components and tooling were more than offset by lower sales of components serving defense aerospace, automotive and rail applications.

Adjusted EBITA

The 11.2 percentage point and 5.0 percentage point increases in adjusted EBITA for Superform as a percentage of net sales in the second quarter and first six months of 2026, respectively, compared to the corresponding periods in 2025, were primarily the result of a more favorable sales mix, together with lower manufacturing fixed costs and improved production cost performance.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise primarily from obligations under our indebtedness, capital expenditures, acquisitions, the funding of working capital and the funding of hedging facilities to manage foreign exchange and commodity purchase price risks. We meet these requirements primarily through cash flows from operating activities, cash deposits and borrowings under the Revolving Credit Facility and accompanying ancillary hedging facilities. Our principal liquidity needs are:

•	funding acquisitions, including deferred contingent consideration payments;
•	capital expenditure requirements;
•	payment of shareholder dividends;
•	servicing interest borrowings under the Senior Facilities Agreement, in addition to commitment fees;
•	working capital requirements, particularly in the short term as we aim to achieve organic sales growth; and
•	hedging facilities used to manage our foreign exchange risks.

We believe that, in the long term, cash generated from our operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and interest payments on our indebtedness. In the short term, we believe we have sufficient liquidity and available credit facilities to meet our requirements. In June 2026, the Company repaid the $25.0 million Loan Note at maturity using drawings under its Revolving Credit Facility. As of June 28, 2026, the Revolving Credit Facility had available headroom of $65.8 million. In July 2025, we completed a refinance of our shelf facility, with terms remaining substantially unchanged and maturity extended to July 2030.

We have been in compliance with the covenants under the Senior Facilities Agreement and, prior to its repayment in June 2026, the Loan Notes throughout all of the quarterly measurement dates from and including September 30, 2011, to June 28, 2026.

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

Cash Flows

Operating activities

Cash used by operating activities in the first six months of 2026 was a $1.4 million outflow compared to a $6.6 million inflow in 2025. It was primarily related to net income from operating activities, net decreases in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit; loss on held-for-sale asset group and net changes to assets and liabilities.

Investing activities

Net cash used by investing activities was $4.7 million for the first six months of 2026, compared to net cash used by investing activities of $3.3 million in 2025. Capital expenditure increased by $1.4 million in the first six months.

Financing activities

In the first six months of 2026, net cash provided by financing activities was $9.2 million, (2025: $3.2 million used by financing activities). We had net drawdowns of $44.5 million on our revolving credit facility and repaid $25.0 million of loan notes (2025: $0.6 million drawdown of overdraft and $4.9 million drawdown on our revolving credit facility). Dividend payments of $6.9 million (2025: $7.0 million), equating to $0.26 per ordinary share respectively and we paid out $2.0 million, (2025: $0.6 million) in settling share based compensation and $1.4 million, (2025: $1.1 million) in repurchasing our own shares as part of the share buyback program which equates to 100,000 shares (2025: 90,000 shares). We have suspended repurchases of our ordinary shares under the share buyback program pending consummation of the Transaction.

Capital Resources

Dividends

We paid year-to-date dividends in 2026 of $6.9 million and declared an additional $3.5 million after the quarter (2025: $7.0 million paid year-to-date and additional $3.5 million declared after the quarter).

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

Contractual obligations

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in $ million)
Contractual cash obligations
Revolving credit facility	59.2	—	—	59.2	—
Obligations under operating leases	16.4	4.1	3.4	1.5	7.4
Capital commitments	2.2	2.2	—	—	—
Interest payments	14.3	3.4	6.6	4.3	—
Total contractual cash obligations	$92.1	$9.7	$10.0	$65.0	$7.4

Off-balance sheet measures

At June 28, 2026, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 15.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the first six months ended June 28, 2026. For additional information, refer to Item 7A of our 2025 Annual Report on Form 10-K, filed with the SEC on February 24, 2026. For a discussion of recent developments affecting the supply of certain rare earth materials, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Rare earth export restrictions.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2026, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 28, 2026, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026, except as described below.

Risks Related to the Transaction

If the Transaction does not close, or is delayed, we may experience financial and operational disruptions. In addition our stock price may decline if the Transaction is perceived as uncertain to close.

On July 26, 2026, we entered into the Transaction Agreement with Buyer, pursuant to which Buyer will acquire the entire issued share capital of the Company pursuant to the Scheme of Arrangement. The closing of the Transaction is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. We may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals, shareholder approvals, and other closing conditions. In addition, both we and Buyer may terminate the Transaction Agreement for reasons specified therein. The announcement and pendency of the Transaction could adversely affect our business and stock price, including if the Transaction does not close or is delayed, for reasons including the following:

•

Uncertainty about the effect of the Transaction may impair our ability to retain and hire key personnel, and could cause customers, suppliers, financial counterparties, and others to seek to negotiate changes or alter their present existing business relationships with us.

•

The pursuit of the Transaction may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. This could adversely affect our financial results.

•

The Transaction Agreement restricts us, without the consent of Buyer, from taking certain actions until the Effective Time or the termination of the Transaction Agreement. These restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

•

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Transaction. Many of the fees and costs will be payable by us even if the Transaction is not completed. In addition, we may be required to pay a termination fee of up to $18,000,000 to Buyer and reimburse certain out-of-pocket expenses if the Transaction Agreement is terminated for certain specified reasons.

•

The Transaction may not occur on the expected timeline because of a delay in receiving required regulatory approvals, shareholder approvals or other reasons. Any delay or inability to close the Transaction may cause the market price of our ordinary shares to decline.

Lawsuits may be filed against us and the members of the Company Board arising out of the proposed Transaction, which may delay or prevent the proposed Transaction or otherwise negatively affect our business and operations.

Putative shareholder complaints, including shareholder class action complaints, and other complaints may be filed against us, the Company Board and others in connection with the transactions contemplated by the Transaction Agreement. The outcome of any such litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, the Company Board or others could delay or prevent the Transaction from being completed, divert the attention of our management and employees away from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. If the Transaction is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Transaction.

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

Item 6.           Exhibits

2.1

Transaction Agreement, dated as of July 26, 2026, by and between Luxfer Holdings PLC and Double Eagle Acquisition Buyer, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

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

101

The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended June 28, 2026, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.

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
July 28, 2026

37