Form 10-Q
period 2026-09-27
LUXFER HOLDINGS PLC
filed 2026-10-28
CIK 1096056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2026

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

The number of shares outstanding of Registrant’s only class of ordinary stock on September 27, 2026, was 26,759,711.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (unaudited)

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Third Quarter		Year-to-date
In millions, except share and per-share data	2026	2025	2026	2025
Net sales	$91.7	$95.6	$273.1	$300.7
Cost of goods sold	(69.3)	(72.8)	(203.7)	(231.7)
Gross profit	22.4	22.8	69.4	69.0
Selling, general and administrative expenses	(11.8)	(11.8)	(36.5)	(38.3)
Research and development	(1.4)	(0.9)	(4.4)	(3.1)
Restructuring charges	(0.7)	(3.4)	(4.5)	(5.2)
Disposal related costs	(1.0)	(1.1)	(1.0)	(1.2)
Loss on assets held-for-sale	—	—	—	(2.8)
Other costs	(4.7)	—	(6.5)	—
Operating income	2.8	5.6	16.5	18.4
Net interest expense	(1.0)	(0.7)	(2.7)	(2.4)
Net defined benefit pension (charge) / credit	(0.1)	0.6	(0.2)	1.8
Income before income taxes	1.7	5.5	13.6	17.8
Provision for income taxes	(0.8)	(2.8)	(4.3)	(7.0)
Net income	$0.9	$2.7	$9.3	$10.8

Earnings per share
Basic	$0.03	$0.10	$0.35	$0.41
Diluted	$0.03	$0.10	$0.34	$0.40

Weighted average ordinary shares outstanding
Basic	26,759,526	26,746,390	26,713,500	26,743,059
Diluted	27,295,210	27,159,024	27,269,641	27,189,456

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / LOSS (UNAUDITED)

	Third Quarter		Year-to-date
In millions	2026	2025	2026	2025
Net income	$0.9	$2.7	$9.3	$10.8

Other comprehensive income / (loss), net of tax
Net change in foreign currency translation adjustment	0.6	(5.8)	(3.6)	10.9
Pension and post-retirement actuarial gains, net of $0.1, $0.1, $0.2 and $0.2 tax, respectively	0.2	0.2	0.5	0.5
Other comprehensive income / (loss), net of tax	0.8	(5.6)	(3.1)	11.4

Total comprehensive income / (loss)	$1.7	$(2.9)	$6.2	$22.2

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27,	December 31,
In millions, except share and per-share data	2026	2025
Current assets
Cash and cash equivalents	$19.9	$8.3
Restricted cash	2.3	2.4
Accounts and other receivables, net of allowances of $0.4 and $0.5, respectively	62.7	50.0
Prepayments and accrued income	7.2	5.4
Inventories	98.9	92.4
Current assets held-for-sale	—	5.5
Total current assets	$191.0	$164.0
Non-current assets
Property, plant and equipment, net	$61.3	$60.2
Right-of-use assets from operating leases	9.3	8.5
Goodwill	68.8	69.6
Intangibles, net	10.3	10.9
Deferred tax assets	1.2	1.2
Pensions and other retirement benefits	41.0	54.9
Investments and loans to joint ventures and other affiliates	0.4	0.4
Total assets	$383.3	$369.7
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$25.0
Accounts payable	22.0	24.6
Accrued liabilities	34.6	27.2
Taxes on income	5.8	2.6
Current liabilities held-for-sale	—	2.8
Other current liabilities	14.9	16.0
Total current liabilities	$77.3	$98.2
Non-current liabilities
Long-term debt	$57.7	$14.4
Pensions and other retirement benefits	0.1	0.1
Deferred tax liabilities	14.9	18.4
Other non-current liabilities	11.4	12.2
Total liabilities	$161.4	$143.3
Commitments and contingencies (Note 16)
Shareholders' equity
Ordinary shares of £0.50 par value; authorized 40,000,000 shares for 2026 and 2025; issued 28,944,000 for 2026 and 2025; outstanding 26,759,711 and 26,640,434 for 2026 and 2025, respectively	26.5	26.5
Additional paid-in capital	229.1	228.7
Treasury shares	(28.6)	(27.6)
Company shares held by ESOP	(0.5)	(0.7)
Retained earnings	101.5	102.5
Accumulated other comprehensive loss	(106.1)	(103.0)
Total shareholders' equity	221.9	226.4
Total liabilities and shareholders' equity	$383.3	$369.7

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year-to-date
In millions	2026	2025
Operating activities
Net income	$9.3	$10.8
Adjustments to reconcile net income to net cash provided / (used) by operating activities
Depreciation	6.1	6.9
Depreciation of right of use assets	1.2	2.3
Amortization of purchased intangible assets	0.6	0.6
Amortization of debt issuance costs	0.1	0.2
Share-based compensation charges	3.0	2.8
Deferred income taxes	(3.5)	(1.1)
Non-cash restructuring charges	0.1	4.0
Loss on held for sale asset group	—	3.3
Defined benefit pension credit	(0.2)	(1.8)
Refund on U.K. pension plan surplus	13.9	—
Tax on refund of U.K. pension plan surplus	(3.5)	—
Changes in assets and liabilities
Accounts and other receivables	(12.3)	2.5
Inventories	(4.6)	(9.3)
Current assets held-for-sale	—	(1.6)
Prepayments and accrued income	(1.3)	(1.4)
Accounts payable	(3.5)	(7.3)
Accrued liabilities	7.4	4.1
Current liabilities held-for-sale	—	(0.1)
Other current liabilities	4.2	5.5
Other non-current assets and liabilities	(2.8)	(2.2)
Net cash provided by operating activities	14.2	18.2
Investing activities
Capital expenditures	(7.9)	(4.6)
Net proceeds from sale of businesses	—	4.3
Net cash used by investing activities	(7.9)	(0.3)
Financing activities
Net drawdown of bank overdraft	—	(3.1)
Repayment of loan note	(25.0)	—
Gross drawdowns of borrowings greater than three months	86.2	—
Gross repayments of borrowings greater than three months	(39.3)	—
Net drawdowns of borrowings / (repayments) less than three months	(3.1)	0.9
Debt issuance costs	0.1	(0.9)
Repurchase of own shares	(1.4)	(1.9)
Share-based compensation cash paid	(2.0)	(0.7)
Dividends paid	(10.3)	(10.5)
Net cash provided / (used) by financing activities	5.2	(16.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.4
Net increase	$11.5	$2.1
Cash, cash equivalents and restricted cash; beginning of year	10.7	6.3
Cash, cash equivalents and restricted cash; end of the Third quarter	22.2	8.4

Supplemental cash flow information:
Interest payments	$2.0	$2.7
Income tax payments, net	4.5	6.6

See accompanying notes to condensed consolidated financial statements

LUXFER HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

					Own	Own
					shares	shares		Accumulated
		Additional	Treasury	Treasury	held by	held by		other
	Ordinary	paid-in	shares	shares	ESOP	ESOP	Retained	comprehensive	Total
In millions,	shares	capital	Number	Amount	Number	Amount	earnings	loss	equity
At January 1, 2026	$26.5	$228.7	(1.9)	$(27.6)	(0.4)	$(0.7)	$102.5	$(103.0)	$226.4
Net income	—	—	—	—	—	—	3.6	—	3.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1.8)	(1.8)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	1.0	—	—	—	—	—	—	1.0
Share buyback	—	—	—	(0.7)	—	—	—	—	(0.7)
Utilization of shares from ESOP to satisfy share based compensation	—	(1.7)	—	—	0.1	0.2	—	—	(1.5)
At March 29, 2026	$26.5	$228.0	(1.9)	$(28.3)	(0.3)	$(0.5)	$102.6	$(104.8)	$223.5
Net income	—	—	—	—	—	—	4.8	—	4.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2.1)	(2.1)
Dividends declared and paid	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	1.1	—	—	—	—	—	—	1.1
Share buyback	—	—	(0.1)	(0.7)	—	—	—	—	(0.7)
Utilization of treasury shares to satisfy share based compensation	—	(0.9)	—	0.4	0.1	—	—	—	(0.5)
At June 28, 2026	26.5	228.2	(2.0)	(28.6)	(0.2)	(0.5)	104.0	(106.9)	222.7
Net profit	—	—	—	—	—	—	0.9	—	0.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—	0.8	0.8
Dividends declared and paid	—	—	—	—	—	—	(3.4)	—	(3.4)
Share based compensation	—	0.9	—	—	—	—	—	—	0.9
At September 27, 2026	$26.5	$229.1	(2.0)	$(28.6)	(0.2)	$(0.5)	$101.5	$(106.1)	$221.9

See accompanying notes to condensed consolidated financial statements

					Own	Own
					shares	shares		Accumulated
		Additional	Treasury	Treasury	held by	held by		other
	Ordinary	paid-in	shares	shares	ESOP	ESOP	Retained	comprehensive	Total
In millions,	shares	capital	Number	Amount	Number	Amount	earnings	loss	equity
At January 1, 2025	$26.5	$226.1	(1.7)	$(24.9)	(0.6)	$(0.8)	$108.7	$(116.1)	$219.5
Net income	—	—	—	—	—	—	5.5	—	5.5
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5.2	5.2
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share-based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	—	(0.5)	—	—	—	—	(0.5)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.4)	—	—	—	—	—	—	(0.4)
At March 30, 2025	$26.5	$226.6	(1.7)	$(25.4)	(0.6)	$(0.8)	$110.7	$(110.9)	$226.7
Net income	—	—	—	—	—	—	2.6	—	2.6
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11.8	11.8
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	0.9	—	—	—	—	—	—	0.9
Share buyback	—	—	(0.1)	(0.6)	—	—	—	—	(0.6)
Utilization of treasury shares to satisfy share based compensation	—	(0.6)	0.1	0.4	—	—	—	—	(0.2)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	0.1	0.1	—	—	—
At June 29, 2025	26.5	226.8	(1.7)	(25.6)	(0.5)	(0.7)	109.8	(99.1)	237.7
Net income	—	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5.6)	(5.6)
Dividends declared and paid	—	—	—	—	—	—	(3.5)	—	(3.5)
Share based compensation	—	1.2	—	—	—	—	—	—	1.2
Share buyback	—	—	(0.1)	(0.8)	—	—	—	—	(0.8)
Utilization of shares from ESOP to satisfy share based compensation	—	(0.1)	—	—	—	—	—	—	(0.1)
At September 28, 2025	$26.5	$227.9	(1.8)	$(26.4)	(0.5)	$(0.7)	$109.0	$(104.7)	$231.6

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

During the second quarter of 2026, the Company determined that Superform no longer met the criteria for classification as held for sale. Accordingly, Superform’s results of operations have been reclassified from discontinued operations to continuing operations for all periods presented. Prior-period amounts in the unaudited condensed consolidated statements of income and cash flows and related disclosures have been restated to conform to the current-period presentation. This reclassification had no impact on previously reported net income or total cash flows. The classification of Superform’s assets and liabilities as held for sale in the condensed consolidated balance sheet as of December 31, 2025 has not been revised, as the held-for-sale criteria were met as of that date. See Note 12 Discontinued operations for further information.

The prior-year-to-date comparative results also include the results of the Graphic Arts business, which was sold on July 2, 2025. As the disposal did not qualify for presentation as discontinued operations, the historical results of Graphic Arts remained within continuing operations. Accordingly, there are no corresponding Graphic Arts operating results included in the current-year periods or the third-quarter of 2025.

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

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week quarter basis, ending on a Sunday. The Third Quarter 2026, ended on  September 27, 2026, and the Third Quarter 2025, ended on  September 28, 2025.

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

Basic and diluted earnings per share were calculated as follows:

	Third Quarter		Year-to-date
In millions except share and per-share data	2026	2025	2026	2025
Basic earnings:
Net income	$0.9	$2.7	$9.3	$10.8

Weighted average number of £0.50 ordinary shares:
For basic earnings per share	26,759,526	26,746,390	26,713,500	26,743,059
Dilutive effect of potential common stock	535,684	412,634	556,141	446,397
For diluted earnings per share	27,295,210	27,159,024	27,269,641	27,189,456

Earnings per share using weighted average number of ordinary shares outstanding:
Basic earnings per ordinary share	$0.03	$0.10	$0.35	$0.41
Diluted earnings per ordinary share	$0.03	$0.10	$0.34	$0.40

3.       Net Sales

Disaggregated sales disclosures for the Third quarter and first nine months of the year ended  September 27, 2026, and September 28, 2025, are included below and in Note 15, Segmental Information.

	Third Quarter
	2026				2025
	Gas				Gas			Graphic
In millions	Cylinders	Elektron	Superform	Total	Cylinders	Elektron	Superform	Arts	Total
Defense, First Response & Healthcare	$21.1	21.6	0.6	$43.3	$20.0	$27.1	$0.3	$—	$47.4
Transportation	13.7	10.3	1.8	25.8	15.7	10.2	2.4	—	28.3
Specialty Industrial	7.8	14.8	—	22.6	7.2	12.7	—	—	19.9
	$42.6	$46.7	$2.4	$91.7	$42.9	$50.0	$2.7	$—	$95.6

	Year-to-date
	2026				2025
	Gas				Gas			Graphic
In millions	Cylinders	Elektron	Superform	Total	Cylinders	Elektron	Superform	Arts	Total
Defense, First Response & Healthcare	$58.6	$69.9	$0.7	$129.2	$60.1	$77.0	$0.9	$—	$138.0
Transportation	45.2	29.2	5.7	80.1	48.3	32.3	5.9	—	86.5
Specialty Industrial	26.8	37.0	—	63.8	22.6	40.2	—	13.4	76.2
	$130.6	$136.1	$6.4	$273.1	$131.0	$149.5	$6.8	$13.4	$300.7

The Company’s performance obligations are satisfied at a point in time, except for certain long-term tooling contracts within the Superform segment, for which revenue is recognized over time as work progresses.

4.       Restructuring

The $0.7 million and $4.5 million of restructuring charges recognized in the third quarter and first nine months of 2026, respectively, relate to the continued execution of previously announced restructuring initiatives aimed at reducing our fixed cost structure and enhancing operational alignment, including the centralization of our North American gas cylinders and magnesium powders operations.

These charges comprised $0.3 million and $3.9 million in the third quarter and first nine months of 2026, respectively, within the Gas Cylinders segment and $0.4 million and $0.6 million, respectively, within the Elektron segment.

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

The $3.4 million and $5.2 million of restructuring charges recognized in the third quarter and first nine months of 2025, respectively, predominantly related to initiatives aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, particularly through the reduction of our North American Gas Cylinders footprint. As part of these initiatives, we recognized accelerated depreciation charges of $1.7 million related to property, plant and equipment in the first nine months of 2025, in relation to the  Gas Cylinders segment and $2.1 million in the third quarter and first nine months of 2025 in relation to the Elektron segment in accordance with ASC 360. These charges resulted from the strategic decision to relocate certain operations, which shortened the expected useful lives of the affected assets.

Restructuring-related costs by reportable segment were as follows:

	Third Quarter		Year-to-date
In millions	2026	2025	2026	2025
Severance and other costs
Gas Cylinders	$0.3	$0.7	$3.8	$1.1
Elektron	0.4	0.5	0.6	0.5
Superform	—	(0.1)	—	(0.4)
	$0.7	$1.1	$4.4	$1.2
Accelerated depreciation charges
Gas Cylinders	$—	$—	$—	$1.7
Elektron segment	—	2.1		2.1
	$—	$2.1	$—	$3.8
Asset impairments
Gas Cylinders	$—	$0.2	$0.1	$0.2
	$—	$0.2	$0.1	$0.2

Total restructuring charges	$0.7	$3.4	$4.5	$5.2

Activity related to restructuring, recorded in Other current liabilities in the consolidated balance sheets is summarized as follows:

In millions	2026
Balance at January 1,	$0.4
Costs incurred	4.4
Cash payments and other	(4.8)
Balance at September 27,	$—

5.       Disposal related costs

Disposal related costs of $1.0 million in the third quarter and first nine months of 2026 are for lease payments and machinery removal costs in relation to our previously exited Superform site.

6.       Defined benefit pension credit

On January 8, 2026, the Trustee of the Luxfer Group Pension Plan (“LGPP”) entered into a full buy-in contract with a U.K. insurer, Aviva. The buy-in is designed to substantially match the Plan’s benefit obligations with corresponding cash flow payments from the insurer, with effect from March 2026 payroll, in exchange for an agreed premium.

The buy-in does not constitute a settlement event under ASC 715, Compensation—Retirement Benefits and therefore does not require remeasurement of the Plan’s funded status for the Quarter ended March 29, 2026. During the third quarter of 2026, the company received $10.4 million cash, net of $3.5 million tax in relation to a partial refund of the U.K. pension plan surplus. This had the effect of reducing the surplus on the balance sheet by $13.9 million.

The defined benefit pension charge was $0.1 million in the third quarter of 2026, compared to a $0.6 million credit in the third quarter of 2025. For the first nine months of 2026, the defined benefit pension charge was $0.2 million, compared to a $1.8 million credit in the first nine months of 2025. The year-over-year movements primarily reflect lower expected returns on plan assets compared to the prior year periods. In addition, on January 8, 2026, the Trustee of the Luxfer Group Pension Plan entered into a full buy-in contract with an insurer, which is designed to substantially match the Plan’s future benefit obligations with corresponding insurance cash flows. While the buy-in does not constitute a settlement event under ASC 715 and therefore did not result in a remeasurement of the Plan’s funded status, it has the effect of reducing future variability in pension income. Costs of $0.3 million and $0.4 million were incurred in connection with the buy-in during the third quarter and first nine months of 2026, respectively, which offset the underlying pension credit.

7.       Other costs

In the third quarter and first nine months of 2026, other costs of $4.7 million and $6.5 million, respectively, comprised primarily legal and due diligence fees, together with financial advisory and other professional fees, incurred in connection with the Company’s strategic review and related transaction process.

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

21

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

8.       Income Taxes

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

The effective income tax rate for the first nine months ended  September 27, 2026, was 31.6%, compared to 39.3% for the first nine months ended  September 28, 2025.

In 2026 the rate was impacted by non-deductible expenses, the $3.5 million tax charge on the partial refund of the U.K. pension surplus was offset by a deferred tax credit on the same item. Cash income taxes paid, net of refunds, are disclosed within supplementary cash flow information in the Consolidated Statements of Cash Flows. Cash income taxes paid was impacted by the $3.5 million tax paid on the partial refund of the U.K. pension surplus.

9.       Supplementary balance sheet information

	September 27,	December 31,
In millions	2026	2025
Accounts and other receivables
Trade receivables	$58.3	$44.6
Related parties	0.1	0.2
Derivative financial instruments	0.1	0.3
Other receivables	4.2	4.9
Total accounts and other receivables	$62.7	$50.0

Inventories
Raw materials and supplies	$41.6	$31.4
Work-in-process	28.4	26.8
Finished goods	28.9	34.2
Total inventories	$98.9	$92.4

Property, plant and equipment, net
Land, buildings and leasehold improvements	$48.9	$48.0
Machinery and equipment	222.3	220.9
Construction in progress	14.8	15.4
Total property, plant and equipment	286.0	284.3
Accumulated depreciation and impairment	(224.7)	(224.1)
Total property, plant and equipment, net	$61.3	$60.2

Current maturities of long-term debt and short-term borrowings
Loan notes		$25.0
Total current maturities of long-term debt and short-term borrowings	$—	$25.0

Other current liabilities
Restructuring provision	$—	$0.4
Short term provision	5.1	3.5
Deferred consideration payable	1.7	1.8
Operating lease liability	3.4	4.2
Derivative financial instruments	0.5	—
Advance payments	4.2	6.1
Total other current liabilities	$14.9	$16.0

Other non-current liabilities
Contingent liabilities	$2.9	$4.0
Operating lease liability	8.3	8.0
Other non-current liabilities	0.2	0.2
Total other non-current liabilities	$11.4	$12.2

10.       Goodwill and other identifiable intangible assets

Changes in goodwill during the first nine months ended September 27, 2026, were as follows:

	Gas
In millions	Cylinders	Elektron	Total
At January 1, 2026	$27.5	$42.1	$69.6
Exchange difference	(0.5)	(0.3)	(0.8)
Net balance at September 27, 2026	$27.0	$41.8	$68.8

Accumulated goodwill impairment losses in relation to continuing activities were $8.0 million as of  September 27, 2026 and December 31, 2025.

Identifiable intangible assets consisted of the following:

	Customer	Technology and
In millions	relationships	trading related	Total
Cost:
At January 1, 2026	$15.6	$8.2	$23.8
Exchange movements	—	(0.2)	(0.2)
At September 27, 2026	$15.6	$8.0	$23.6

Accumulated amortization:
At January 1, 2026	$7.6	$5.3	$12.9
Provided during the period	0.3	0.3	0.6
Exchange movements	—	(0.2)	(0.2)
At September 27, 2026	$7.9	$5.4	$13.3

Net book values:
At January 1, 2026	$8.0	$2.9	$10.9
At September 27, 2026	$7.7	$2.6	$10.3

Identifiable intangible asset amortization expense was $0.6 million for the first nine months of 2026 and 2025.

Intangible asset amortization expense during each of the following five years is expected to be approximately $0.8 million per year.

11.     Debt

Debt outstanding was as follows:

	September 27,	December 31,
In millions	2026	2025
4.94% Loan Notes paid 2026	$—	$25.0
Revolving credit facility	58.7	15.3
Unamortized debt issuance costs	(1.0)	(0.9)
Total debt	57.7	39.4
Less current portion	—	(25.0)
Non-current debt	$57.7	$14.4

The weighted-average interest rate on the revolving credit facility was 5.50% for the first nine months of 2026 and 6.40% for the full-year 2025.

Loan notes and Private Shelf Facility

The $25.0 million Loan Notes and the Private Shelf Facility are governed by the Note Purchase and Private Shelf Agreement. This agreement requires us to maintain compliance with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with the applicable covenants at all quarterly measurement dates from September 30, 2014 through  September 27, 2026.

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

During the first nine months of 2026, we drew down net $43.8 million on the Revolving Credit Facility and the balance outstanding at  September 27, 2026, was $58.7 million, and at  December 31, 2025, was $15.3 million, with $66.3 million undrawn at  September 27, 2026 and $109.7 million undrawn at  December 31, 2025.

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

The fair value measurement was determined using a nonrecurring fair value approach under ASC 820. Because the asset group is not traded in an active market, the Company applied a market approach, estimating fair value based on recent transactions involving comparable businesses of a similar size and industry profile. This fair value measurement was classified as Level 3 within the fair value hierarchy.

13.     Share Plans

Total share-based compensation expense in the Third quarter and first nine months of 2026 and 2025 was as follows:

	Third Quarter		Year-to-date
In millions	2026	2025	2026	2025
Total share-based compensation charges	$0.9	$1.0	$3.0	$2.8

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

The following table illustrates the assumptions used in deriving the fair value of share options granted during 2026 and the year-ended  December 31, 2025:

	2026	2025
Dividend yield (%)	2.87-4.31	4.40 - 5.52
Expected volatility range (%)	39.66-41.16	38.31 - 41.86
Risk-free interest rate (%)	3.64-3.69	4.03 - 4.11
Expected life of share options range (years)	1.00 - 3.00	1.00 - 4.00
Forfeiture rate (%)	5.00	5.00
Weighted average exercise price ($)	$0.75	$0.75
Model used	Black-Scholes & Monte-Carlo	Black-Scholes & Monte-Carlo

The expected life of the share options is based on historical data and current expectations, and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

14.     Shareholders' Equity

Dividends paid and proposed

	Third Quarter		Year-to-date
In millions	2026	2025	2026	2025
Dividends declared and paid during the year:
Interim dividend paid February 5, 2025 ($0.130 per ordinary share)	$—	$—	$—	$3.5
Interim dividend paid May 7, 2025 ($0.130 per ordinary share)	—	—	—	3.5
Interim dividend paid August 6, 2025 ($0.130 per ordinary share)	—	3.5	—	3.5
Interim dividend paid February 4, 2026 ($0.130 per ordinary share)	—	—	3.5	—
Interim dividend paid May 6, 2026 ($0.130 per ordinary share)	—	—	3.4	—
Interim dividend paid August 5, 2026 ($0.130 per ordinary share)	3.4	—	3.4	—
	$3.4	$3.5	$10.3	$10.5

In millions	2026	2025
Dividends declared and paid after the quarter end (not recognized as a liability at the quarter end):
Interim dividend declared October 6, 2025 and to be paid November 5, 2025 ($0.130 per ordinary share)	$—	$3.5
	$—	$3.5

15.     Segmental Information

We classify our operations into business segments based primarily on shared economic characteristics, including the nature of the products and services; the production processes; the type or class of customer; the methods used to distribute products or provide services; and the nature of the regulatory environment.

For the Third Quarter ended September 27, 2026, the Company operated three business units, which comprise three reportable segments within continuing operations: Gas Cylinders, Elektron and Superform. Luxfer Gas Cylinders forms the Gas Cylinders segment, Luxfer MEL Technologies and Luxfer Magtech aggregate into the Elektron segment, and Superform forms the Superform segment.

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

15.     Segmental Information (continued)

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

Financial information by reportable segment in the Third quarter and first nine months of the year ended of 2026 and 2025 were as follows:

	Third Quarter 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$42.6	$46.7	$2.4	$—	$91.7
Manufacturing fixed costs	(6.4)	(8.2)	(0.2)	—	(14.8)
Other cost of sales(1)	(27.9)	(25.0)	(1.6)	—	(54.5)
Other segment items(2)	(4.2)	(7.4)	(0.5)	—	(12.1)
Segment adjusted EBITA	$4.1	$6.1	$0.1	$—	$10.3
Amortization					(0.2)
Share-based compensation charges					(0.9)
Restructuring charges					(0.7)
Other costs					(4.7)
Defined benefit pension charge					(0.1)
Interest expense, net					(1.0)
Income before tax from continuing operations					$1.7

	Third Quarter 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$42.9	$50.0	$2.7	$—	$95.6
Manufacturing fixed costs	(7.5)	(8.8)	—	—	(16.3)
Other cost of sales(1)	(28.5)	(26.4)	(1.6)	—	(56.5)
Other segment items(2)	(4.1)	(6.4)	(1.0)	—	(11.5)
Segment adjusted EBITA	$2.8	$8.4	$0.1	$—	$11.3
Amortization					(0.2)
Share-based compensation charges					(1.0)
Restructuring charges					(3.4)
Loss on assets held for sale					—
Disposal costs					(1.1)
Defined benefit pension credit					0.6
Interest expense, net					(0.7)
Income before tax from continuing operations					$5.5

In the third quarter of 2026 and 2025 there were no sales made between our segments.

15.     Segmental Information (continued)

	Year-to-date 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$130.6	$136.1	$6.4	$—	$273.1
Manufacturing fixed costs	(19.6)	(24.7)	(0.6)	—	(44.9)
Other cost of sales(1)	(87.9)	(67.2)	(3.7)	—	(158.8)
Other segment items(2)	(12.7)	(22.8)	(1.8)	—	(37.3)
Segment adjusted EBITA	$10.4	$21.4	$0.3	$—	$32.1
Amortization					(0.6)
Share-based compensation charges					(3.0)
Restructuring charges					(4.5)
Other costs					(6.5)
Defined benefit pension charge					(0.2)
Interest expense, net					(2.7)
Income before tax from continuing operations					$13.6

	Year-to-date 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts	Total
Net sales	$131.0	$149.5	$6.8	$13.4	$300.7
Manufacturing fixed costs	(22.6)	(24.3)	(0.7)	(4.0)	(51.6)
Other cost of sales(1)	(87.9)	(80.6)	(4.2)	(7.4)	(180.1)
Other segment items(2)	(11.9)	(21.2)	(1.8)	(3.1)	(38.0)
Segment adjusted EBITA	$8.6	$23.4	$0.1	$(1.1)	$31.0
Amortization					(0.6)
Share-based compensation charges					(2.8)
Restructuring charges					(5.2)
Loss on assets held for sale					(2.8)
Disposal costs					(1.2)
Defined benefit pension credit					1.8
Interest expense, net					(2.4)
Income before tax from continuing operations					$17.8

In the first nine months of 2026 there were $0.1 million sales between our Elektron segment and Superform segment (2025: $0.1 million sales between our Elektron segment and Graphic Arts segment).

(1) Other cost of sales includes material costs and variable costs.

(2) Other segment items primarily consists of sales, marketing, research and development, general and admin costs.

	Depreciation and amortization				Restructuring charges / (credit)
	Third Quarter		Year-to-date		Third Quarter		Year-to-date
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Gas Cylinders segment	$0.7	$0.9	$2.0	$2.6	$0.3	$0.9	$3.9	$3.0
Elektron segment	1.5	1.7	4.7	4.9	0.4	2.6	0.6	2.6
Superform segment	—	—	—	—	—	(0.1)	—	(0.4)
Consolidated	$2.2	$2.6	$6.7	$7.5	$0.7	$3.4	$4.5	$5.2

15.     Segmental Information (continued)

	Total assets		Capital expenditures
	September 27,	December 31,	Third Quarter		Year-to-date
In millions	2026	2025	2026	2025	2026	2025
Gas Cylinders segment	$126.1	$121.8	$1.2	$0.5	$2.5	$1.3
Elektron segment	184.5	171.0	2.0	1.2	5.4	3.3
Superform segment	6.0	5.5	—	—	0.1	0.2
Graphic Arts segment	—	—	—	—	—	0.1
Total reportable segments	$316.6	$298.3	$3.2	$1.7	$8.0	$4.9
Other	66.7	71.4	—	—	—	—
Consolidated	$383.3	$369.7	$3.2	$1.7	$8.0	$4.9

	Property, plant and equipment, net
	September 27,	December 31,
In millions	2026	2025
U.S.	$24.4	$23.3
United Kingdom	34.3	34.1
Canada	2.3	2.5
Asia Pacific	0.3	0.3
	$61.3	$60.2

The following tables present certain geographic information by geographic region for the Third quarter and first nine months ended  September 27, 2026, and September 28, 2025:

	Net Sales(1)
	Third Quarter				Year-to-date
	2026		2025		2026		2025
	$M	Percent	$M	Percent	$M	Percent	$M	Percent
United States	$59.2	64.5%	$65.8	68.9%	$176.1	64.5%	$194.8	64.8%
United Kingdom	7.2	7.9%	6.0	6.3%	15.3	5.6%	18.1	6.0%
Germany	4.8	5.2%	5.8	6.1%	11.6	4.2%	17.0	5.7%
Japan	4.5	4.9%	4.3	4.5%	7.8	2.9%	14.9	5.0%
Canada	2.4	2.6%	1.4	1.5%	9.7	3.6%	7.2	2.4%
Top five countries	$78.1	85.2%	$83.3	87.2%	$220.5	80.8%	$252.0	83.9%
Rest of Europe	8.0	8.7%	7.1	7.4%	27.5	10.1%	26.7	8.9%
Asia Pacific	4.9	5.3%	4.0	4.2%	17.9	6.6%	16.4	5.5%
Rest of the World (2)	0.7	0.8%	1.2	1.3%	7.2	2.6%	5.6	1.9%
	$91.7		$95.6		$273.1		$300.7

(1) Net sales are based on the geographic destination of sale.

(2) Rest of the World comprises South America, Latin and South America, Africa and the Middle East.

16.     Commitments and Contingencies

Committed and uncommitted banking facilities

The Company had committed banking facilities of $125 million at  September 27, 2026 and December 31, 2025. Of these committed facilities, $58.7 million was drawn at  September 27, 2026 and $15.3 million at  December 31, 2025. The Company also had an additional $25.0 million of uncommitted facilities through an accordion provision at  September 27, 2026 and December 31, 2025.

	Uncommitted Facilities
	September 27, 2026		December 31, 2025
	Facility	Drawn	Facility	Drawn
Bond and Guarantees	$0.6	$0.2	$0.7	$0.2
Letters of Credit	6.0	2.8	6.0	3.5
Overdraft	8.0	—	8.0	—
Accordion	25.0	—	25.0	—
	$39.6	$3.0	$39.7	$3.7

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

17.     Subsequent Events

Other than those disclosed elsewhere in the notes to the financial statements, no material subsequent events to report.

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

The Company filed its definitive proxy statement with the SEC on September 17, 2026, which detailed various elements of the Transaction, including the Transaction, Transaction Agreement and the proposed meetings of the company shareholders. Shareholders have been invited to vote at the Company's Scheme Meeting and general meeting, both to be held on November 4, 2026, in relation to the proposed Transaction.

See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information.

Key trends regarding our existing business

Operating objectives and trends

In 2026, we expect the following operating objectives and trends to impact our business:

•	Execution of the proposed Transaction;

•	Focus on navigating near-term uncertainties while maintaining strategic discipline for long-term growth;

•	Completion of the centers of excellence programs involving footprint optimization, manufacturing excellence through automation and margin improvement;

•	Navigating market volatility, tariffs and wider impact from these, including alternative sourcing arrangements for rare earth materials;

•	Execution of select capital investment projects to support our strategy of profitable growth while improving our infrastructure;

•	Continued emphasis on operating cash generation and maintaining strong working capital performance; and

•	Focus on recruiting, developing, maintaining talent, and driving a high-performance culture.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated results of operations for Luxfer in the Third Quarter of 2026 and 2025 were as follows:

	Third Quarter		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$91.7	$95.6	(4.1)%
Cost of goods sold	(69.3)	(72.8)	(4.8)%
Gross profit	22.4	22.8	(1.8)%
% of net sales	24.4%	23.8%	0.6
Selling, general and administrative expenses	(11.8)	(11.8)	0.0%
% of net sales	12.9%	12.3%	0.6
Research and development	(1.4)	(0.9)	55.6%
% of net sales	1.5%	0.9%	0.6
Restructuring charges	(0.7)	(3.4)	(79.4)%
% of net sales	0.8%	3.6%	(2.8)
Disposal related costs	(1.0)	(1.1)	(9.1)%
% of net sales	1.1%	1.2%	(0.1)
Other costs	(4.7)	—	n/a
% of net sales	5.1%	—%	5.1
Operating income	2.8	5.6	(50.0)%
% of net sales	3.1%	5.9%	(2.8)
Net interest expense	(1.0)	(0.7)	42.9%
% of net sales	1.1%	0.7%	0.4
Defined benefit pension (charge) / credit	(0.1)	0.6	(116.7)%
% of net sales	0.1%	0.6%	(0.5)
Income before income taxes	1.7	5.5	(69.1)%
% of net sales	1.9%	5.8%	(3.9)
Provision for income taxes	(0.8)	(2.8)	(71.4)%
Effective tax rate	47.1%	50.9%	(3.8)
Net income from continuing activities	$0.9	$2.7	(66.7)%
% of net sales	1.0%	2.8%	(1.8)

The consolidated results of operations for Luxfer in the first nine months of 2026 and 2025 were as follows:

	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025
Net sales	$273.1	$300.7	(9.2)%
Cost of goods sold	(203.7)	(231.7)	(12.1)%
Gross profit	$69.4	$69.0	0.6%
% of net sales	25.4%	22.9%	2.5
Selling, general and administrative expenses	(36.5)	(38.3)	(4.7)%
% of net sales	13.4%	12.7%	0.7
Research and development	(4.4)	(3.1)	41.9%
% of net sales	1.6%	1.0%	0.6
Restructuring charges	(4.5)	(5.2)	(13.5)%
% of net sales	1.6%	1.7%	(0.1)
Disposal related costs	(1.0)	(1.2)	(16.7)%
% of net sales	0.4%	0.4%	—
Loss on disposal of assets held-for-sale	—	(2.8)	(100.0)%
% of net sales	—%	0.9%	(0.9)
Other costs	(6.5)	—	n/a
% of net sales	2.4%	—%	2.4
Operating income	16.5	18.4	(10.3)%
% of net sales	6.0%	6.1%	(0.1)
Net interest expense	(2.7)	(2.4)	12.5%
% of net sales	1.0%	0.8%	0.2
Defined benefit pension (charge) / credit	(0.2)	1.8	(111.1)%
% of net sales	0.1%	0.6%	(0.5)
Income from continuing operations	13.6	17.8	(23.6)%
% of net sales	5.0%	5.9%	(0.9)
Provision for income taxes	(4.3)	(7.0)	(38.6)%
Effective tax rate	31.6%	39.3%	(7.7)
Net income from continuing operations	9.3	10.8	(13.9)%
% of net sales	3.4%	3.6%	(0.2)

Net sales

On a comparable basis, excluding sales attributable to Superform and Graphic Arts, net sales decreased by 3.9% in the third quarter and by 4.9% in the first nine months of 2026. Foreign currency movements had minimal impact in the third quarter and increased net sales by $0.6 million in the first nine months of 2026. Combined sales of Superform and Graphic Arts for the third quarters of 2026 and 2025 were $2.4 million and $2.7 million and $6.4 million and $20.2 million in the first nine months of 2026 and 2025, respectively. Graphic Arts was sold in the second quarter of 2025, resulting in sales only impacting the first nine months of the 2025 results.

Revenue was positively impacted in the quarter from:

•	Increased sales of zirconium powders used in specialty industrial applications;
•	Higher demand for magnesium powders used in counter-measure flares; and
•	Improved sales of SCBA cylinders.

These increases were offset by:

•	Lower sales of flameless ration heaters for Meals Ready to Eat (“MREs”) with historically high order levels in the prior year;
•	Lower sales of aerospace cylinders, including those serving commercial aircraft and space exploration programs; and
•	Lower sales of RotaMag® magnesium alloys used in high-performance automotive applications.

Further to the above, the first nine months of 2026 were also significantly affected by lower sales of zirconium products used for pharmaceutical applications, partially offset by higher sales of alternative fuel cylinders.

Gross profit

Excluding Superform and Graphic Arts, gross profit as a percentage of sales increased by 100 basis points and 200 basis points in the third quarter and first nine months of 2026, to 24.4% and 25.2%, respectively, compared to the corresponding periods in 2025. The increases in both periods were primarily the result of pricing actions and cost reduction initiatives, partially offset by adverse sales mix and inflationary cost pressures.

Selling, general and administrative expenses ("SG&A")

Excluding Superform and Graphic Arts, SG&A costs as a percentage of sales in 2026 from 2025 have increased by 1.6 and 1.5 percentage points respectively,  in the third quarter and first nine months respectively. This is a result of inflationary cost rises and lower sales in the quarter as explained above.

Research and development costs

Excluding Superform and Graphic Arts, research and development costs as a percentage of sales increased by 0.6 percentage points in both the third quarter and first nine months of 2026 compared to the corresponding periods in 2025, primarily as a result an increase in magnesium alloy R&D activities.

Restructuring charges

The $0.7 million and $4.5 million of restructuring charges recognized in the third quarter and first nine months of 2026, respectively, relate to the continued execution of previously announced restructuring initiatives aimed at reducing our fixed cost structure and enhancing operational alignment, including the centralization of our North American gas cylinders and magnesium powders operations. These charges comprised $0.3 million and $3.9 million in the third quarter and first nine months of 2026, respectively, within the Gas Cylinders segment and $0.4 million and $0.6 million, respectively, within the Elektron segment.  The charges within the Gas Cylinders segment primarily related to follow-on costs associated with the cessation of manufacturing at our Pomona, California facility in December 2025, including equipment relocation, site reorganization, employee stay incentives and site remediation activities. The charges within the Elektron segment primarily related to shutdown costs associated with the ongoing centralization of our magnesium powders operations.

The $3.4 million and $5.2 million of restructuring charges recognized in the third quarter and first nine months of 2025, respectively, predominantly related to initiatives aimed at reducing our fixed cost structure and generating savings through enhanced operational alignment, particularly through the reduction of our North American Gas Cylinders footprint. As part of these initiatives, we recognized accelerated depreciation charges of $1.7 million related to property, plant and equipment in the first nine months of 2025, in relation to the  Gas Cylinders segment and $2.1 million in the third quarter and first nine months of 2025 in relation to the Elektron segment in accordance with ASC 360. These charges resulted from the strategic decision to relocate certain operations, which shortened the expected useful lives of the affected assets.

Disposal related costs

Disposal related costs of $1.0 million in the third quarter and first nine months of 2026 are for lease payments and machinery removal costs in relation to a site operated by our previously divested Superform UK business, but where we retained certain obligations post divestiture.

Disposal related costs of $1.1 million and $1.2 million in the third quarter and first nine months respectively of 2025 were incurred in relation to the divestiture of our Graphic Arts segment. In the third quarter of 2025, the Company recognized a net loss on held-for-sale asset group following the divestiture of its Graphic Arts business to Vulcan Metals Specialty Products, Inc. on July 2, 2025.

Loss on disposal of assets held for sale

Loss on held-for-sale asset group decreased by $2.8 million in both the first nine months of 2026 compared to the corresponding periods in 2025. In the second quarter of 2025, the Company recognized a $2.8 million loss related to the Superform asset group to adjust its carrying amount to estimated fair value less costs to sell, reflecting revised expectations regarding the sale. No comparable charge was recognized in 2026.

Other Costs

In the third quarter and first nine months of 2026, other costs of $4.7 million and $6.5 million, respectively, comprised primarily legal and due diligence fees, together with financial advisory and other professional fees, incurred in connection with the Company’s strategic review and related transaction process.

Net Interest Expense

Net interest expense increased by $0.3 million, to $1.0 million in the Third Quarter of 2026 from $0.7 million in the Third Quarter of 2025, primarily due to higher borrowings incurred in relation to higher inventory levels as we executed footprint consolidation projects. Net interest expense was $2.7 million in the first nine months of 2026 compared to $2.4 million for the same period in 2025.

Defined benefit pension credit

The defined benefit pension charge was $0.1 million in the third quarter of 2026, compared to a $0.6 million credit in the second quarter of 2025. For the first nine months of 2026, the defined benefit pension charge was $0.2 million, compared to a $1.8 million credit in the first nine months of 2025. The year-over-year movements primarily reflect lower expected returns on plan assets compared to the prior year periods. In addition, on January 8, 2026, the Trustee of the Luxfer Group Pension Plan entered into a full buy-in contract with an insurer, which is designed to substantially match the Plan’s future benefit obligations with corresponding insurance cash flows. While the buy-in does not constitute a settlement event under ASC 715 and therefore did not result in a remeasurement of the Plan’s funded status, it has the effect of reducing future variability in pension income. Costs of  $0.3 million were incurred in connection with the buy-in during the first nine months of 2026, which offset the underlying pension credit.

Provision for income taxes

The movement in the year to date statutory effective tax rate from 39.3% in 2025, to 31.6% in 2026, was due to the impact of non-deductible expense. The $3.5 million tax charge on the partial refund of the U.K. pension surplus was offset by a deferred tax credit on the same item.

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

During the second quarter of 2026, the Company ceased actively marketing the Superform business for sale and, as a result, Superform no longer met the criteria for classification as held for sale or discontinued operations. The decision to cease active marketing reflected improved performance supported by stronger conditions in the aerospace market. Prior-period amounts in the tables below have been restated to reflect Superform within continuing operations and its separate presentation in these tables. Notwithstanding this change in classification, management continues to consider Superform to be a non-core business. Accordingly, the tables below separately present the results of Superform to provide investors with greater transparency regarding the performance of the Company’s core continuing operations.

	Third Quarter
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Net income	$0.9	$(0.6)	$1.5	$2.7	$(0.9)	$3.6
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.2	—	0.2	0.2	—	0.2
Disposal related charge	1.0	1.0	—	1.1	1.1	—
Defined benefit pension charge / (credit)	0.1	—	0.1	(0.6)	—	(0.6)
Restructuring charge	0.7	—	0.7	3.4	(0.1)	3.5
Other costs	4.7	—	4.7	—	—	—
Loss on disposal of assets held-for-sale	—	—	—	—	—	—
Share-based compensation charge	0.9	(0.2)	1.1	1.0	—	1.0
Income tax on adjusted items	(1.6)	(0.3)	(1.3)	0.4	—	0.4
Adjusted net income	$6.9	$(0.1)	$7.0	$8.2	$0.1	$8.1
Adjusted earnings per ordinary share (1)
Earnings per ordinary share	$0.03	$(0.02)	$0.05	$0.10	$(0.03)	$0.13
Impact of adjusted items	0.22	0.02	0.20	0.20	0.03	0.17
Adjusted diluted earnings per ordinary share	$0.25	$—	$0.25	$0.30	$—	$0.30

	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Net income	$9.3	$(0.7)	$10.0	$10.8	$(4.2)	$15.0
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.6	—	0.6	0.6	—	0.6
Disposal related charge	1.0	1.0	—	1.2	1.1	0.1
Defined benefit pension charge / (credit)	0.2	—	0.2	(1.8)	—	(1.8)
Restructuring charge	4.5	—	4.5	5.2	(0.4)	5.6
Other costs	6.5	—	6.5	—	—	—
Loss on disposal of assets held-for-sale	—	—	—	2.8	2.8	—
Share-based compensation charge	3.0	—	3.0	2.8	0.2	2.6
Income tax on adjusted items	(3.1)	(0.3)	(2.8)	0.4	—	0.4
Adjusted net income	$22.0	$—	$22.0	$22.0	$(0.5)	$22.5
Adjusted earnings per ordinary share (1)
Diluted earnings per ordinary share	$0.34	$(0.03)	$0.37	$0.40	$(0.15)	$0.55
Impact of adjusted items	0.47	0.03	0.44	0.41	0.13	0.28
Adjusted diluted earnings per ordinary share	$0.81	$—	$0.81	$0.81	$(0.02)	$0.83
	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Net income	$9.3	$(0.7)	$10.0	$10.8	$(4.2)	$15.0
Accounting charges relating to acquisitions and disposals of businesses:
Amortization on acquired intangibles	0.6	—	0.6	0.6	—	0.6
Disposal related charge	1.0	1.0	—	1.2	1.1	0.1
Defined benefit pension charge / (credit)	0.2	—	0.2	(1.8)	—	(1.8)
Restructuring charge	4.5	—	4.5	5.2	(0.4)	5.6
Other costs	6.5	—	6.5	—	—	—
Loss on disposal of assets held-for-sale	—	—	—	2.8	2.8	—
Share-based compensation charge	3.0	—	3.0	2.8	0.2	2.6
Income tax on adjusted items	(3.1)	(0.3)	(2.8)	0.4	—	0.4
Adjusted net income	$22.0	$—	$22.0	$22.0	$(0.5)	$22.5
Adjusted earnings per ordinary share (1)
Diluted earnings per ordinary share	$0.34	$(0.03)	$0.37	$0.40	$(0.15)	$0.55
Impact of adjusted items	0.47	0.03	0.44	0.41	0.13	0.28
Adjusted diluted earnings per ordinary share	$0.81	$—	$0.81	$0.81	$(0.02)	$0.83

 (1) For the purpose of calculating diluted earnings per share, the weighted average number of ordinary shares outstanding during the financial year has been adjusted for the dilutive effects of all potential ordinary shares and share options granted to employees, except where there is a loss in the period, then no adjustment is made.

	Third Quarter
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income	$6.9	$(0.1)	$7.0	$8.2	$0.1	$8.1
Add back:
Income tax on adjusted items	1.6	0.3	1.3	(0.4)	—	(0.4)
Provision for income taxes	0.8	(0.1)	0.9	2.8	—	2.8
Net finance costs	1.0	—	1.0	0.7	—	0.7
Adjusted EBITA	10.3	0.1	10.2	11.3	0.1	11.2
Depreciation	2.0	—	2.0	2.4	—	2.4
Adjusted EBITDA	$12.3	$0.1	$12.2	$13.7	$0.1	$13.6

	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income	$22.0	$—	$22.0	$22.0	$(0.5)	$22.5
Add back:
Income tax on adjusted items	3.1	0.3	2.8	(0.4)	—	(0.4)
Provision for income taxes	4.3	—	4.3	7.0	(0.3)	7.3
Net finance costs	2.7	—	2.7	2.4	(0.2)	2.6
Adjusted EBITA	32.1	0.3	31.8	31.0	(1.0)	32.0
Depreciation	6.1	—	6.1	6.9	—	6.9
Adjusted EBITDA	$38.2	$0.3	$37.9	$37.9	$(1.0)	$38.9

	Third Quarter
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income / (loss)	$6.9	$(0.1)	$7.0	$8.2	$0.1	$8.1
Add back:
Income tax on adjusted items	1.6	0.3	1.3	(0.4)	—	(0.4)
Provision for income taxes	0.8	(0.1)	0.9	2.8	—	2.8
Adjusted income before income taxes	9.3	0.1	9.2	10.6	0.1	10.5
Adjusted provision for income taxes	$2.4	$0.2	$2.2	$2.4	$—	$2.4
Adjusted effective tax rate	25.8%	200.0%	23.9%	22.6%	—%	22.9%

	Year-to-date
In millions except per share data	2026			2025
	Continuing		Adjusted	Continuing	Superform /	Adjusted
	operations	Superform	Total	operations	Graphic Arts	Total
Adjusted net income / (loss)	$22.0	$—	$22.0	$22.0	$(0.5)	$22.5
Add back:
Income tax on adjusted items	3.1	0.3	2.8	(0.4)	—	(0.4)
Provision / (credit) for income taxes	4.3	—	4.3	7.0	(0.3)	7.3
Adjusted income before income taxes	29.4	0.3	29.1	28.6	(0.8)	29.4
Adjusted provision / (credit) for income taxes	$7.4	$0.3	$7.1	$6.6	$(0.3)	$6.9
Adjusted effective tax rate	25.2%	100.0%	24.4%	23.1%	37.5%	23.5%

	Third Quarter 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$4.1	$6.1	$0.1	$—
Depreciation	0.7	1.3	—	—
Segment adjusted EBITDA	$4.8	$7.4	$0.1	$—

	Year-to-date 2026
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$10.4	$21.4	$0.3	$—
Depreciation	2.0	4.1	—	—
Segment adjusted EBITDA	$12.4	$25.5	$0.3	$—

	Third Quarter 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$2.8	$8.4	$0.1	$—
Depreciation	0.9	1.5	—	—
Segment adjusted EBITDA	$3.7	$9.9	$0.1	$—

	Year-to-date 2025
	Gas			Graphic
In millions	Cylinders	Elektron	Superform	Arts
Segment adjusted EBITA	$8.6	$23.4	$0.1	$(1.1)
Depreciation	2.6	4.3	—	—
Segment adjusted EBITDA	$11.2	$27.7	$0.1	$(1.1)

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

GAS CYLINDERS

The net sales, adjusted EBITA and adjusted EBITDA for Gas Cylinders were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Net sales	$42.6	$42.9	(0.7)%	$130.6	$131.0	(0.3)%
Adjusted EBITA	4.1	2.8	46.4%	10.4	8.6	20.9%
Adjusted EBITDA	$4.8	$3.7	29.7%	12.4	11.2	10.7%
Adjusted EBITA % of net sales	9.6%	6.5%	3.1	8.0%	6.6%	1.4
Adjusted EBITDA % of net sales	11.3%	8.6%	2.7	9.5%	8.5%	1.0

Net sales

The 0.7% decrease in Gas Cylinders sales in the third quarter of 2026 from 2025 was primarily the result of lower sales of cylinders serving space exploration programs and aerospace cylinders, partially offset by improved demand for SCBA cylinders.

Further to the above, sales in the first nine months of 2026 decreased by 0.3%, with strong demand for alternative fuel ("AF") cylinders.

Adjusted EBITA

The 3.1 and 1.0 percentage point increase in adjusted EBITA for Gas Cylinders as a percentage of net sales in the third quarter and first nine months of 2026 compared to 2025 was primarily the result of disciplined cost reduction and pricing actions, partially offset by inflation and adverse sales volume and mix.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

ELEKTRON

The net sales, adjusted EBITA and adjusted EBITDA for Elektron were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Net sales	$46.7	$50.0	(6.6)%	$136.1	$149.5	(9.0)%
Adjusted EBITA	6.1	8.4	(27.4)%	21.4	23.4	(8.5)%
Adjusted EBITDA	$7.4	$9.9	(25.3)%	25.5	27.7	(7.9)%
Adjusted EBITA % of net sales	13.1%	16.8%	(3.7)	15.7%	15.7%	—
Adjusted EBITDA % of net sales	15.8%	19.8%	(4.0)	18.7%	18.5%	0.2

Net sales

The 6.6% decrease in Elektron sales in the third quarter of 2026 from 2025 was primarily the result of lower sales of flameless ration heaters for Meals Ready to Eat (“MREs”) and RotaMag® magnesium alloys, partially offset by increased sales of magnesium powders for defense use and zirconium powders used in industrial applications.

Further to the above, the 9.0% decrease in sales in the first nine months of 2026 was also significantly affected by lower sales of zirconium products used for pharmaceutical applications.

Adjusted EBITA

The 3.7 percentage point point decreases in adjusted EBITA for Elektron as a percentage of net sales in the third quarter compared to the third quarter of 2025 was primarily the result  of adverse sales mix and inflation, partially offset by pricing actions. EBITA as a percentage of net sales for the first nine months of 2026 was flat compared to the first nine months of 2025.

Adjusted EBITDA

Adjusted EBITDA was affected for the same reasons as adjusted EBITA.

SUPERFORM

The net sales, adjusted EBITA and adjusted EBITDA for Superform were as follows:

	Third Quarter		% / point change	Year-to-date		% / point change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Net sales	$2.4	$2.7	(11.1)%	$6.4	$6.8	(5.9)%
Adjusted EBITA	0.1	0.1	0.0%	0.3	0.1	n/a
Adjusted EBITDA	$0.1	$0.1	0.0%	0.3	0.1	n/a
Adjusted EBITA % of net sales	4.2%	3.7%	0.5	4.7%	1.5%	3.2
Adjusted EBITDA % of net sales	4.2%	3.7%	0.5	4.7%	1.5%	3.2

Net sales

The 11.1% decrease in Superform sales in the third quarter of 2026 from 2025 was primarily the result of lower sales of components serving defense aerospace, automotive and rail applications, partially offset by increased sales of components serving commercial aerospace applications.

Further to the above, sales in the first nine months of 2026 decreased by 5.9%, as increased sales of commercial aerospace components and tooling were more than offset by lower sales of components serving defense aerospace, automotive and rail applications.

Adjusted EBITA

The 0.5 percentage point and 3.2 percentage point increases in adjusted EBITA for Superform as a percentage of net sales in the third quarter and first nine months of 2026, respectively, compared to the corresponding periods in 2025, were primarily the result of a more favorable sales mix, together with lower manufacturing fixed costs and improved production cost performance.

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

We believe that, in the long term, cash generated from our operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and interest payments on our indebtedness. In the short term, we believe we have sufficient liquidity and available credit facilities to meet our requirements. In June 2026, the Company repaid the $25.0 million Loan Note at maturity using drawings under its Revolving Credit Facility. As of September 27, 2026, the Revolving Credit Facility had available headroom of $66.3 million. In July 2025, we completed a refinance of our shelf facility, with terms remaining substantially unchanged and maturity extended to July 2030.

We have been in compliance with the covenants under the Senior Facilities Agreement and, prior to its repayment in June 2026, the Loan Notes throughout all of the quarterly measurement dates from and including September 30, 2011, to September 27, 2026.

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

Cash Flows

Operating activities

Cash used by operating activities in the first nine months of 2026 was a $14.2 million inflow compared to an $18.2 million inflow in 2025. It was primarily related to net income from operating activities, net decreases in working capital, and net of the following non-cash items: depreciation and amortization; share-based compensation charges; pension credit; loss on held-for-sale asset group and net changes to assets and liabilities. In 2026, the company benefitted from a $10.4 million refund from the U.K. pension surplus, received net of $3.5 million tax.

Investing activities

Net cash used by investing activities was $7.9 million for the first nine months of 2026, compared to net cash used by investing activities of $0.3 million in 2025. Capital expenditure increased by $3.3 million in the first nine months. The Company received $4.3 million in 2025 in relation to the sale of its Graphic Arts business.

Financing activities

In the first nine months of 2026, net cash provided by financing activities was $5.2 million, (2025: $16.2 million used by financing activities). We had net drawdowns of $43.8 million on our revolving credit facility and repaid $25.0 million of loan notes (2025: $3.1 million drawdown of overdraft and $0.9 million drawdown on our revolving credit facility). Dividend payments of $10.3 million (2025: $10.5 million), equating to $0.39 per ordinary share respectively and we paid out $2.0 million, (2025: $0.7 million) in settling share based compensation and $1.4 million, (2025: $1.9 million) in repurchasing our own shares as part of the share buyback program which equates to 100,000 shares (2025: 155,000 shares). We have suspended repurchases of our ordinary shares under the share buyback program pending consummation of the Transaction.

Capital Resources

Dividends

We paid year-to-date dividends in 2026 of $10.3 million, (2025: $10.5 million paid year-to-date and additional $3.5 million declared after the quarter).

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

Contractual obligations

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in $ million)
Contractual cash obligations
Revolving credit facility	58.7	—	—	58.7	—
Obligations under operating leases	16.4	4.1	3.4	1.5	7.4
Capital commitments	2.2	2.2	—	—	—
Interest payments	14.3	3.4	6.6	4.3	—
Total contractual cash obligations	$91.6	$9.7	$10.0	$64.5	$7.4

Off-balance sheet measures

At September 27, 2026, we had no off-balance sheet arrangements other than the bonding facilities disclosed in Note 16.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the first nine months ended September 27, 2026. For additional information, refer to Item 7A of our 2025 Annual Report on Form 10-K, filed with the SEC on February 24, 2026. For a discussion of recent developments affecting the supply of certain rare earth materials, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Rare earth export restrictions.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2026, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 27, 2026, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The financial statements from the Company’s Interim Report on Form 10-Q for the quarter ended September 27, 2026, formatted in inline XRBL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. The instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document.

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
October 28, 2026